Form 10-Q
period 1995-03-31
PS PARTNERS VII LTD
filed 1995-05-10
CIK 781850

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended March 31, 1995
                          --------------

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from __________________  to  __________________


Commission File Number 0-15800
                       -------


            PS PARTNERS VII, LTD., a California Limited Partnership
            -------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           California                                          95-4018460
- - -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


        600 North Brand Blvd.
        Glendale, California                                          91203-1241
- - -----------------------------------------                             ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    X        No
                                      -----          -----

                                     INDEX

PART I.  FINANCIAL INFORMATION

        Condensed consolidated balance sheets at March 31, 1995
           and December 31, 1994                                                 2

        Condensed consolidated statements of operations for the three
           months ended March 31, 1995 and 1994                                  3

        Condensed consolidated statements of cash flows for the three
           months ended March 31, 1995 and 1994                                  4

        Notes to condensed consolidated financial statements                     5

        Management's discussion and analysis of financial condition
           and results of operations                                           6-7


PART II. OTHER INFORMATION

        (Items 1 through 5 are not applicable)                                   8

        Item 6 - Exhibits and Reports on Form 8-K                                8

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                   March 31,                  December 31,
                                                                     1995                        1994
                                                                ---------------             ---------------
                                                                  (Unaudited)
                                    ASSETS
Cash and cash equivalents                                        $   1,780,000                $  1,844,000

Rent and other receivables                                              44,000                      43,000

Real estate facilities, at cost:
  Land                                                              18,839,000                  18,839,000
  Buildings and equipment                                           50,053,000                  50,008,000
                                                                ---------------             ---------------
                                                                    68,892,000                  68,847,000

  Less accumulated depreciation                                    (16,764,000)                (16,222,000)
                                                                ---------------             ---------------
                                                                    52,128,000                  52,625,000

Other assets                                                           118,000                     118,000
                                                                ---------------             ---------------

                                                                 $  54,070,000               $  54,630,000
                                                                ===============             ===============


                       LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                 $     870,000               $     960,000

Advance payments from renters                                          368,000                     373,000

Minority interest in general partnerships                           21,173,000                  21,073,000

Partners' equity:
  Limited partners' equity, $500 per unit, 150,000
    units authorized, 108,831 issued and outstanding                31,272,000                  31,831,000
  General partners' equity                                             387,000                     393,000
                                                                ---------------             ---------------

    Total partners' equity                                          31,659,000                  32,224,000
                                                                ---------------             ---------------

                                                                 $  54,070,000               $  54,630,000
                                                                ===============             ===============

                            See accompanying notes.

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                -------------------------------------------
                                                                     1995                        1994
                                                                ---------------             ---------------
REVENUE:

Rental income                                                    $   2,531,000               $   2,440,000
Interest income                                                         29,000                      16,000
                                                                ---------------             ---------------
                                                                     2,560,000                   2,456,000
                                                                ---------------             ---------------

COSTS AND EXPENSES:

Cost of operations                                                     767,000                     706,000
Management fees                                                        150,000                     144,000
Depreciation and amortization                                          542,000                     556,000
Administrative                                                          28,000                      25,000
                                                                ---------------             ---------------
                                                                     1,487,000                   1,431,000
                                                                ---------------             ---------------

Income before minority interest                                      1,073,000                   1,025,000

Minority interest in income                                            537,000                     534,000
                                                                ---------------             ---------------

NET INCOME                                                       $     536,000               $     491,000
                                                                ===============             ===============

Limited partners' share of net income
   ($3.88 per unit in 1995 and $3.64
   per unit in 1994)                                             $     422,000               $     396,000
General partners' share of net income                                  114,000                      95,000
                                                                ---------------             ---------------
                                                                 $     536,000               $     491,000
                                                                ===============             ===============

                            See accompanying notes.

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            Three Months Ended
                                                                                 March 31,
                                                                ------------------------------------------
                                                                        1995                   1994
                                                                ------------------------------------------
Cash flows from operating activities:

  Net income                                                     $    536,000              $    491,000

  Adjustments to reconcile net income to net cash provided by operating activities

    Depreciation and amortization                                     542,000                   556,000
    (Increase) decrease in rent and other receivables                  (1,000)                    7,000
    Decrease in other assets                                              -                      42,000
    Decrease in accounts payable                                      (90,000)                 (571,000)
    (Decrease) increase in advance payments from renters               (5,000)                    7,000
    Minority interest in income                                       537,000                   534,000
                                                                --------------            --------------

        Total adjustments                                             983,000                   575,000
                                                                --------------            --------------

        Net cash provided by operating activities                   1,519,000                 1,066,000
                                                                --------------            --------------

Cash flows from investing activities:
    Proceeds from insurance settlement related to
      destroyed real estate facility                                      -                     386,000
    Additions to real estate facilities                               (45,000)                   (5,000)
                                                                --------------            --------------

        Net cash (used in) provided by investing activities           (45,000)                  381,000
                                                                --------------            --------------
Cash flows from financing activities:

    Distributions to holder of minority interest                     (437,000)                 (415,000)
    Distributions to partners                                      (1,101,000)                 (904,000)
                                                                --------------            --------------

        Net cash used in financing activities                      (1,538,000)               (1,319,000)
                                                                --------------            --------------

Net (decrease) increase in cash and cash equivalents                  (64,000)                  128,000

Cash and cash equivalents at the beginning of the period            1,844,000                 2,675,000
                                                                --------------            --------------

Cash and cash equivalents at the end of the period               $  1,780,000              $  2,803,000
                                                                ==============            ==============

                            See accompanying notes.

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995
                                  (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1994.


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1995, the results of operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months then ended.


3. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
- - ----------------------

  THREE MONTHS ENDED MARCH 31, 1995 COMPARED TO THREE MONTHS ENDED MARCH 31,
  1994:

    The Partnership's net income for the three months ended March 31, 1995 was $536,000 compared to $491,000 for the three months ended March 31, 1994, representing an increase of $45,000. This increase was primarily due to increased operating results at the Partnership's facilities combined with decreases in depreciation expense partially offset by increased minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI").


    Rental income was $2,531,000 compared to $2,440,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $91,000, or 4%. This increase was the result of increased average realized rental rates at both the Partnership's mini-warehouse and business park facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 87% and 97%, respectively, for the three months ended March 31, 1995 compared to 88% and 99% respectively, for the three months ended March 31, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.59 and $.48, respectively, for the three months ended March 31, 1995 and $.58 and $.45, respectively, for the three months ended March 31, 1994.


    Cost of operations (including management fees) were $917,000 and $850,000 for the three months ended March 31, 1995 and 1994, respectively, representing an increase of $67,000. This increase was primarily attributable to an increase in property taxes, repairs and maintenance and payroll expenses.


    Minority interest in income increased $3,000 to $537,000 from $534,000 for the three months ended March 31, 1995 and 1994, respectively. This increase was primarily attributable to increased operations at the Partnership's real estate facilities for those properties owned jointly with SEI.

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Liquidity and Capital Resources
- - -------------------------------

    The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,519,000 for the three months ended March 31, 1995) has been sufficient to meet all current obligations of the Partnership.


    During 1995, the Partnership anticipates approximately $378,000 of capital improvements (of which $142,000 represents SEI's joint venture share). Total capital improvements were $45,000 for the three months ended March 31, 1995 of which $15,000 represents the Partnership's share.


    The Partnership paid distributions to the limited and general partners totaling $981,000 ($9.01 per unit) and $120,000, respectively, during the first three months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                          PART II.  OTHER INFORMATION

ITEMS 1 through 5 are not applicable.

Item 6  Exhibits and Reports on Form 8-K
        --------------------------------

     (a) The following Exhibits are included herein:

         (27)  Financial Data Schedule

     (b) Form 8-K
         None


                                  SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DATED:    May 10, 1995

                                       PS PARTNERS VII, LTD., a
                                       California Limited Partnership

                             BY:       Storage Equities, Inc.
                                       General Partner



                             BY:       /s/ Ronald L. Havner
                                       ---------------------------------------
                                       Ronald L. Havner, Jr.
                                       Vice President - Storage Equities, Inc.
                                         (principal financial and accounting
                                          officer)