Form 10-Q
period 1995-06-30
PS PARTNERS VII LTD
filed 1995-08-08
CIK 781850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended June 30, 1995
                          -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ___________________  to  ___________________


Commission File Number 0-15800
                       -------


            PS PARTNERS VII, LTD., a California Limited Partnership
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              California                                      95-4018460
-----------------------------------------            ---------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)


        600 North Brand Blvd.
        Glendale, California                                  91203-1241
-----------------------------------------            ---------------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----         -----

                                     INDEX

PART I.   FINANCIAL INFORMATION

     Condensed consolidated balance sheets at June 30,
       1995 and December 31, 1994                                             2

     Condensed consolidated statements of income for the three and six
       months ended June 30, 1995 and 1994                                    3

     Condensed consolidated statements of cash flows for the six
       months ended June 30, 1995 and 1994                                    4

     Notes to condensed consolidated financial statements                     5

     Management's discussion and analysis of financial condition
       and results of operations                                            6-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                                9


                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                             June 30,      December 31,
                                               1995            1994
                                           ------------    ------------
                                           (Unaudited)
ASSETS

Cash and cash equivalents                  $  1,710,000    $  1,844,000

Rent and other receivables                       49,000          43,000

Real estate facilities, at cost:
     Land                                    18,839,000      18,839,000
     Buildings and equipment                 50,198,000      50,008,000
                                           ------------    ------------
                                             69,037,000      68,847,000

     Less accumulated depreciation          (17,293,000)    (16,222,000)
                                           ------------    ------------
                                             51,744,000      52,625,000

Other assets                                    119,000         118,000
                                           ------------    ------------

                                           $ 53,622,000    $ 54,630,000
                                           ============    ============


LIABILITIES AND PARTNERS' EQUITY


Accounts payable                           $    933,000    $    960,000

Advance payments from renters                   389,000         373,000

Minority interest in general
 partnerships                                21,185,000      21,073,000

Partners' equity:
     Limited partners' equity, $500
      per unit, 150,000 units
      authorized, 108,831 issued and
      outstanding                            30,733,000      31,831,000

     General partners' equity                   382,000         393,000
                                           ------------    ------------

          Total partners' equity             31,115,000      32,224,000
                                           ------------    ------------

                                           $ 53,622,000    $ 54,630,000
                                           ============    ============

                            See accompanying notes.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
                                            ------------------------    -------------------------
                                               1995          1994          1995           1994
                                            ----------    ----------    ----------     ----------
REVENUE:

Rental income                               $2,579,000    $2,503,000    $5,110,000     $4,943,000

Interest income                                 26,000        14,000        55,000         30,000
                                            ----------    ----------    ----------     ----------
                                             2,605,000     2,517,000     5,165,000      4,973,000
                                            ----------    ----------    ----------     ----------

COSTS AND EXPENSES:

Cost of operations                             749,000       750,000     1,516,000      1,456,000

Management fees                                153,000       141,000       303,000        285,000

Depreciation and amortization                  529,000       519,000     1,071,000      1,075,000

Administrative                                  53,000        23,000        81,000         48,000
                                            ----------    ----------    ----------     ----------
                                             1,484,000     1,433,000     2,971,000      2,864,000
                                            ----------    ----------    ----------     ----------

Income before minority interest              1,121,000     1,084,000     2,194,000      2,109,000

Minority interest in income                    566,000       553,000     1,103,000      1,087,000
                                            ----------    ----------    ----------     ----------

NET INCOME                                  $  555,000    $  531,000    $1,091,000     $1,022,000
                                            ==========    ==========    ==========     ==========

Limited partners' share of net income
     ($7.93 per unit in 1995 and $7.66
     per unit in 1994)                                                  $  863,000     $  833,000
General partners' share of net income                                      228,000        189,000
                                                                        ----------     ----------
                                                                        $1,091,000     $1,022,000
                                                                        ==========     ==========

                            See accompanying notes.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Six Months Ended
                                                    June 30,
                                           --------------------------
                                               1995           1994
                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $ 1,091,000    $ 1,022,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      1,071,000      1,075,000
          (Increase) decrease in rent
           and other receivables                (6,000)         4,000
          (Increase) decrease in other
           assets                               (1,000)        48,000
          Decrease in accounts payable         (27,000)      (567,000)
          Increase (decrease) in
           advance payments from renters        16,000        (39,000)
          Minority interest in income        1,103,000      1,087,000
                                           -----------    -----------
               Total adjustments             2,156,000      1,608,000
                                           -----------    -----------
               Net cash provided by
                operating activities         3,247,000      2,630,000
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from insurance settlement
      related to destroyed real estate
      facility                                       -        386,000
     Additions to real estate facilities      (190,000)      (106,000)
                                           -----------    -----------
               Net cash (used in)
                provided by investing
                activities                    (190,000)       280,000
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to holder of
      minority interest                       (991,000)      (921,000)
     Distributions to partners              (2,200,000)    (2,879,000)
                                           -----------    -----------
               Net cash used in
                financing activities        (3,191,000)    (3,800,000)
                                           -----------    -----------

Net decrease in cash and cash
 equivalents                                  (134,000)      (890,000)

Cash and cash equivalents at the
 beginning of the period                     1,844,000      2,675,000
                                           -----------    -----------

Cash and cash equivalents at the end of
 the period                                $ 1,710,000    $ 1,785,000
                                           ===========    ===========

                            See accompanying notes.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)


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


2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1995, the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months then ended.


3. The results of operations for the three and six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------

THREE AND SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1994:

   The Partnership's net income for the six months ended June 30, 1995 was $1,091,000 compared to $1,022,000 for the six months ended June 30, 1994, representing an increase of $69,000, or 7%. Net income for the three months ended June 30, 1995 was $555,000 compared to $531,000 for the six months ended June 30, 1994, representing an increase of $24,000, or 5%. These increases were primarily due to increased property operating results combined with an increase in interest income, partially offset by increased general and administrative expenses, and minority interest in income for those properties held in joint venture with Storage Equities, Inc. ("SEI").

   Rental income for the six months ended June 30, 1995 and 1994 was $5,110,000 and $4,943,000, respectively, representing an increase of $167,000, or 3%. This increase was due to improvements at both the mini-warehouse facilities and the business park facilities. Rental income at the mini-warehouse facilities for the six months ended June 30, 1995 and 1995 was $4,655,000 and $4,550,000, respectively, representing an increase of $104,000 or 2%. Rental income at the business park facilities for the six months ended June 30, 1995 and 1994 was $455,000 and $393,000, respectively, representing an increase of $62,000 or 16%. The increase in rental income at the business park facilities is partially due to the buyout of a lease ($36,000) by a tenant which vacated its leased space prior to the termination of the lease at one of the facilities.

   Rental income for the three months ended June 30, 1995 and 1994 was $2,579,000 and $2,503,000, respectively, representing an increase of $76,000, or 3%. Rental income at the mini-warehouse facilities increased from $2,306,000 to $2,364,000 for the three months ended June 30, 1994 and 1995, respectively, representing an increase of $58,000 or 3%. Rental income at the business park facilities increased from $197,000 to $215,000 for the three months ended June 30, 1994 and 1995, respectively, representing an increase of $18,000 or 9%.

   The increases in rental income were the result of increased average realized rental rates, partially offset by decreases in the average occupancy levels at the Partnership's facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 88% and 98%,

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

respectively, for the six months ended June 30, 1995 compared to 89% and 99% respectively, for the six months ended June 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.60 and $.48, respectively, for the six months ended June 30, 1995 and $.58 and $.45, respectively, for the six months ended June 30, 1994.

   Cost of operations (including management fees) was $1,819,000 and $1,741,000 for the six months ended June 30, 1995 and 1994, respectively, representing an increase of $78,000. This increase was primarily attributable to increases in property taxes, payroll expense, and utilities expense, partially offset by a decrease in tenant settlement costs. Cost of operations (including management fees) were $902,000 and $891,000 for the three months ended June 30, 1995 and 1994, respectively, representing an increase of $11,000. This increase was primarily attributable to an increase in property taxes, partially offset by a decrease in tenant settlement costs.

   General and administrative expenses increased from $48,000 in 1994 to $81,000 in 1995, or $33,000. This increase is principally a result of non-recurring expenses totaling $24,000 incurred in connection with having the Partnership's facilities undergo environmental studies.

   Minority interest in income increased $69,000 to $1,091,000 from $1,022,000 for the six months ended June 30, 1995 and 1994, respectively. Minority interest in income increased $13,000 to $566,000 from $553,000 for the three months ended June 30, 1995 and 1994, respectively. These increases were primarily attributable to increased operations at the Partnership's real estate facilities for those properties owned jointly with SEI.


Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,247,000 for the six months ended June 30, 1995) has been sufficient to meet all current obligations of the Partnership.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   During 1995, the Partnership anticipates approximately $378,000 of capital improvements (of which $142,000 represents SEI's joint venture share). Total capital improvements were $190,000 for the six months ended June 30, 1995 of which $136,000 represents the Partnership's share.

   The Partnership paid distributions to the limited and general partners totaling $1,961,000 ($18.02 per unit) and $239,000, respectively, during the first six months of 1995. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:    August 8, 1995

                                        PS PARTNERS VII, LTD.,
                                         a California Limited Partnership

                              BY:       Storage Equities, Inc.
                                        General Partner



                              BY:          /s/ Ronald L. Havner, Jr.
                                        ----------------------------------------
                                        Ronald L. Havner, Jr.
                                        Vice President - Storage Equities, Inc.
                                          (principal financial and accounting
                                          officer)