Form 10-Q
period 1995-09-30
PS PARTNERS VII LTD
filed 1995-11-13
CIK 781850

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the period ended September 30, 1995
                          ------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

     For the transition period from ____________________  to  _________________


     Commission File Number 0-15800
                            -------


            PS PARTNERS VII, LTD., a California Limited Partnership
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          California                                     95-4018460
          ----------                                     ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)


        600 North Brand Blvd.
        Glendale, California                             91203-1241
        ---------------------                            ----------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                           Yes    X        No
                                -----          -----

                                     INDEX

PART I.   FINANCIAL INFORMATION


     Condensed consolidated balance sheets at September 30,
       1995 and December 31, 1994                                           2

     Condensed consolidated statements of income for the three and nine
       months ended September 30, 1995 and 1994                             3

     Condensed consolidated statements of cash flows for the nine
       months ended September 30, 1995 and 1994                             4

     Notes to condensed consolidated financial statements                   5

     Management's discussion and analysis of financial condition
       and results of operations                                            6-8

PART II.  OTHER INFORMATION

     (Items 1 through 5 are not applicable)

     Item 6 - Exhibits and Reports on Form 8-K                              9


                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                           September 30,    December 31,
                                                1995            1994
                                           -------------    ------------
                                            (Unaudited)
          ASSETS

Cash and cash equivalents                   $    762,000    $  1,844,000

Rent and other receivables                        50,000          43,000

Real estate facilities, at cost:
     Land                                     18,839,000      18,839,000
     Buildings and equipment                  50,343,000      50,008,000
                                            ------------    ------------
                                              69,182,000      68,847,000

     Less accumulated depreciation           (17,863,000)    (16,222,000)
                                            ------------    ------------
                                              51,319,000      52,625,000

Other assets                                     118,000         118,000
                                            ------------    ------------

                                            $ 52,249,000    $ 54,630,000
                                            ============    ============


   LIABILITIES AND PARTNERS' EQUITY


Accounts payable                            $  1,200,000    $    960,000

Advance payments from renters                    363,000         373,000

Minority interest in general
 partnerships                                 21,116,000      21,073,000

Partners' equity:
     Limited partners' equity, $500
      per unit, 150,000 units authorized,
      108,831 issued and outstanding          29,204,000      31,831,000

     General partners' equity                    366,000         393,000
                                            ------------    ------------

          Total partners' equity              29,570,000      32,224,000
                                            ------------    ------------

                                            $ 52,249,000    $ 54,630,000
                                            ============    ============

                            See accompanying notes.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                              Three Months Ended            Nine Months Ended
                                                 September 30,                September 30,
                                           -------------------------    ------------------------
                                              1995           1994          1995          1994
                                           -----------    ----------    ----------    ----------
REVENUE:

Rental income                               $2,641,000    $2,594,000    $7,751,000    $7,537,000

Interest income                                 25,000        26,000        80,000        56,000
                                            ----------    ----------    ----------    ----------
                                             2,666,000     2,620,000     7,831,000     7,593,000
                                            ----------    ----------    ----------    ----------

COSTS AND EXPENSES:

Cost of operations                             777,000       694,000     2,293,000     2,150,000

Management fees                                156,000       168,000       459,000       453,000

Depreciation and amortization                  570,000       518,000     1,641,000     1,593,000

Administrative                                  37,000        25,000       118,000        73,000
                                            ----------    ----------    ----------    ----------
                                             1,540,000     1,405,000     4,511,000     4,269,000
                                            ----------    ----------    ----------    ----------

Income before minority interest              1,126,000     1,215,000     3,320,000     3,324,000

Minority interest in income                    568,000       585,000     1,671,000     1,672,000
                                            ----------    ----------    ----------    ----------

NET INCOME                                  $  558,000    $  630,000    $1,649,000    $1,652,000
                                            ==========    ==========    ==========    ==========

Limited partners' share of net income
     ($11.08 per unit in 1995 and $12.55
     per unit in 1994)                                                  $1,206,000    $1,366,000
General partners' share of net income                                      443,000       286,000
                                                                        ----------    ----------
                                                                        $1,649,000    $1,652,000
                                                                        ==========    ==========

                            See accompanying notes.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                Nine Months Ended
                                                  September 30,
                                           --------------------------
                                               1995           1994
                                           ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                            $ 1,649,000    $ 1,652,000

     Adjustments to reconcile net
      income to net cash provided by
      operating activities

          Depreciation and amortization      1,641,000      1,593,000
          (Increase) decrease in rent
           and other receivables                (7,000)       331,000
          Decrease in other assets                   -         50,000
          Increase (decrease) in
           accounts payable                    240,000       (299,000)
          Decrease in advance payments
           from renters                        (10,000)       (50,000)
          Minority interest in income        1,671,000      1,672,000
                                           -----------    -----------
               Total adjustments             3,535,000      3,297,000
                                           -----------    -----------
               Net cash provided by
                operating activities         5,184,000      4,949,000
                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to real estate facilities      (335,000)      (394,000)
                                           -----------    -----------
               Net cash used in
                investing activities          (335,000)      (394,000)
                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to holder of
      minority interest                     (1,628,000)    (1,611,000)
     Distributions to partners              (4,303,000)    (3,785,000)
                                           -----------    -----------
               Net cash used in
                financing activities        (5,931,000)    (5,396,000)
                                           -----------    -----------
Net decrease in cash and cash
 equivalents                                (1,082,000)      (841,000)
Cash and cash equivalents at the
 beginning of the period                     1,844,000      2,675,000
                                           -----------    -----------
Cash and cash equivalents at the end of
 the period                                $   762,000    $ 1,834,000
                                           ===========    ===========

                            See accompanying notes.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1995, the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VII, LTD.
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994:

   The Partnership's net income for the nine months ended September 30, 1995 was $1,649,000 compared to $1,652,000 for the nine months ended September 30, 1994, representing a decrease of $3,000. This decrease was primarily due to increases in depreciation and administrative expenses, partially offset by increased property operating results at the Partnership's facilities combined with an increase in interest income. Net income for the three months ended September 30, 1995 was $558,000 compared to $630,000 for the three months ended September 30, 1994, representing a decrease of $72,000. The decrease was primarily due to a decrease in property operating results, combined with increases in depreciation and administrative expenses.

   Net property income for the nine months ended September 30, 1995 was $4,999,000 compared to $4,934,000 for the same period in 1994, representing an increase of $65,000. Net property income for the three months ended September 30, 1995 was $1,708,000 compared to $1,732,000 for the same period in 1994, representing a decrease of $24,000.

   Rental income for the nine months ended September 30, 1995 and 1994 was $7,751,000 and $7,537,000, respectively, representing an increase of $214,000, or 3%. Rental income for the three months ended September 30, 1995 and 1994 was $2,641,000 and $2,594,000, respectively, representing an increase of $47,000, or 2%.

   The increases in rental income were the result of increased average realized rental rates at the Partnership's facilities. The weighted average occupancy levels at the mini-warehouse and business park facilities were 89% and 99%, respectively, for the nine months ended September 30, 1995 compared to 90% and 98% respectively, for the nine months ended September 30, 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities was $.60 and $.48, respectively, for the nine months ended September 30, 1995 and $.58 and $.45, respectively, for the nine months ended September 30, 1994.

   Cost of operations (including management fees) was $2,752,000 and $2,603,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $149,000. Cost

                             PS PARTNERS VII, LTD.
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


of operations (including management fees) was $933,000 and $862,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $71,000. These increases were primarily attributable to increases in property taxes and payroll expenses.

   Net property income at the Partnership's mini-warehouse facilities for the nine months ended September 30, 1995 increased $22,000 and decreased $12,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. For the nine months, rental income at the mini-warehouse facilities increased $128,000, or 2%, from $6,956,000 in 1994 to $7,084,000 in 1995. For the three months, rental income at the mini-warehouse facilities increased $23,000, or 1%, from $2,406,000 in 1994 to $2,429,000 in 1995.

   Cost of operations (including management fees) at the mini-warehouse facilities was $2,445,000 and $2,339,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $106,000. Cost of operations (including management fees) at the mini-warehouse facilities was $813,000 and $778,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $35,000.

   Net property income at the Partnership's business park facilities for the nine months ended September 30, 1995 increased $43,000 and decreased $12,000 for the three months ended September 30, 1995 as compared to the same periods in 1994. Rental income at the business park facilities increased from $581,000 in 1994 to $667,000 for the nine months ended September 30, 1995, representing an increase of $86,000 or 15%. Rental income at the business park facilities increased from $188,000 to $212,000 for the three months ended September 30, 1994 and 1995, respectively, representing an increase of $24,000 or 13%. The increase in rental income at the business park facilities is partially due to the buyout of a lease ($36,000) by a tenant which vacated its leased space prior to the termination of the lease at one of the facilities.

   Cost of operations (including management fees) at the business parks was $307,000 and $264,000 for the nine months ended September 30, 1995 and 1994, respectively, representing an increase of $43,000. Cost of operations (including management fees) at the business parks was $120,000 and $84,000 for the three months ended September 30, 1995 and 1994, respectively, representing an increase of $36,000. These increases are primarily a result of an increase in property tax expense due to a higher reassessed value at both of the Partnership's business parks.

                             PS PARTNERS VII, LTD.
                       a California Limited Partnership
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   Administrative expenses increased $45,000 from $73,000 in 1994 to $118,000 in 1995. This increase is principally a result of non-recurring expenses totaling $24,000 incurred in connection with having the Partnership's facilities undergo environmental studies, combined with an increase in investor services expenses.

   Minority interest in income decreased $1,000 to $1,671,000 from $1,672,000 for the nine months ended September 30, 1995 and 1994, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with SEI) to SEI of $12,000 for the nine months ended September 30, 1995 (none in 1994), partially offset by increased operations at the Partnership's real estate facilities for those properties owned jointly with SEI.


Liquidity and Capital Resources
-------------------------------

   The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($5,184,000 for the nine months ended September 30, 1995) has been sufficient to meet all current obligations of the Partnership.

   During 1995, the Partnership anticipates approximately $378,000 of capital improvements (of which $142,000 represents SEI's joint venture share). Total capital improvements were $335,000 for the nine months ended September 30, 1995 of which $218,000 represents the Partnership's share.

   The Partnership paid distributions to the limited and general partners totaling $3,833,000 ($35.22 per unit) and $470,000, respectively, during the first nine months of 1995, including a special distribution in the third quarter. The special distribution, totaling $891,000 ($8.19 per unit) to the limited partners and $109,000 to the general partners, was the result of distributions of excess cash reserves. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                              DATED:    November 10, 1995

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