Form 10-K405
period 1995-12-31
PS PARTNERS VII LTD
filed 1996-03-25
CIK 781850

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1995
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _____________________________ to_________________

Commission File Number 0-15800
                       -------

            PS PARTNERS VII, LTD., a California Limited Partnership
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                         95-4018460
--------------------------                ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)               Identification Number)

       600 N. Brand Boulevard
       Glendale, California                          91203-1241
-------------------------------------                ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     -------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No  _____
                                -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the
Form 10-K.   [ X ]
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

                                     PART I

ITEM 1.    BUSINESS.
           --------

General
-------
     PS Partners VII, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Revised Limited Partnership Act. Commencing in April 1986, 150,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in April 1987 with a total of 108,831 Units sold.

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 35% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through general partnerships with Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a real estate investment trust organized as a corporation under the laws of California. For tax administrative efficiency, the original general partnerships with PSI were consolidated into a single general partnership effective December 31, 1990.

     In 1995, there were a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception.
Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") is the major shareholder of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI and the Partnership's commercial properties are managed by Public Storage Commercial Properties Group, Inc. ("PSCP"), pursuant to Management Agreements. PSI has a 95% economic interest and the Hughes Family has a 5% economic interest in PSCP. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

     PSI's current relationship with the Partnership includes (i) the joint ownership of 20 of the Partnership's 22 properties, (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of February 29, 1996, PSI owned approximately 50.64% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities and owns approximately 95% of the Partnership's commercial property operator (PSCP).

Investments in Facilities
-------------------------

     The Partnership owns interests in 22 properties; 20 of such properties are held in a general partnership comprised of the Partnership and PSI. The Partnership initially owned interests in 23 properties; 21 mini-warehouses, and 2 business parks. The Partnership purchased its last property in August, 1987. One of the mini-warehouses, the Homestead, Florida facility, was completely destroyed by Hurricane Andrew in August 1992. Reference is made to the table in
Item 2 for a summary of information about the Partnership's properties.

     The Partnership believes that its operating results have benefited from favorable industry trends and conditions. Notably, the level of new mini-warehouse construction has decreased since 1988 while consumer demand has increased. In addition, in recent years consolidation has occurred in the fragmented mini-warehouse industry.

     Mini-warehouses
     ---------------
     Mini-warehouses, which comprise the majority of the Partnership's investments, are designed to offer accessible storage space for personal and business use at a relatively low cost. A user rents a fully enclosed space which is for the user's exclusive use and to which only the user has access on an unrestricted basis during business hours. On-site operation is the responsibility of resident managers who are supervised by area managers. Some mini-warehouses also include rentable uncovered parking areas for vehicle storage. Leases for mini-warehouse space may be on a long-term or short-term basis, although typically spaces are rented on a month-to-month basis. Rental rates vary according to the location of the property and the size of the storage space.

     Users of space in mini-warehouses include both individuals and large and small businesses. Individuals usually employ this space for storage of, among other things, furniture, household appliances, personal belongings, motor vehicles, boats, campers, motorcycles and other household goods. Businesses normally employ this space for storage of excess inventory, business records, seasonal goods, equipment and fixtures.

     Mini-warehouses in which the Partnership has invested generally consist of three to seven buildings containing an aggregate of between 291 to 1,175 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

     The Partnership experiences minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

     The Partnership's mini-warehouses are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

     As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership does not intend to convert its mini-warehouses to other uses.

     Commercial Properties
     ---------------------
     The Partnership also owns two business parks; one in Mesa, Arizona and one in Tempe, Arizona. Both the Mesa and the Tempe business parks consist of four single story buildings.

Investment Objectives and Polices; Sale or Financing of Investments
-------------------------------------------------------------------
     The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its properties, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners and (iv) provide for cash distributions from operations.

     The Partnership will terminate on December 31, 2038, unless earlier dissolved. Under the terms of the general partnership agreement with PSI, as of December 31, 1995, PSI has the right to require the Partnership to sell all of the joint venture properties (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1992-1995, since the completion of the Partnership's offering in 1985, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing. Although conditions have improved, these developments have resulted in a reduced market for the sale and financing of commercial real estate, making this, in the view of the Partnership, a less than optimal time to liquidate the real estate assets of the Partnership.

     In 1992, PSI offered Unitholders of the Partnership (and two other affiliated partnerships) the right to exchange their Units for shares of PSI's common stock. In connection with the exchange offer, the General Partners indicated to Unitholders that they would continue to evaluate the advisability of the sale or financing of the Partnership's properties and that at some point prior to the expiration of the period originally estimated for the sale or financing of the properties (at the end of 1995 in the case of the Partnership), the General Partners intended to conduct an analysis to determine the feasibility of a sale or financing of the properties, to make a recommendation to Unitholders and to retain independent appraisers to conduct a study of the current value of the properties. In that regard, the Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the Partnership's property portfolio. In a letter appraisal report dated November 2, 1995, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership's properties (consisting not only of the Partnership's interest but also including PSI's interest), as of September 30, 1995, was $65,600,000. NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 10% to 60%) in 20 of the 22 properties. NDRC has prepared other appraisals for the General Partners and their affiliates and is expected to continue to prepare appraisals for the General Partners and their affiliates. NDRC did not conduct any environmental investigations with respect to the limited investigation of the Partnership's properties. Accordingly, NDRC's appraisal did not take into account any environmental cleanup or other costs that might be incurred in connection with a disposition of the properties. During 1995, the Partnership conducted studies on its properties to assess the levels of any potential environmental contamination. See ITEM 2. PROPERTIES.

     As Unitholders were previously informed in December 1995, based on NDRC's valuation opinion (as of September 1995), the General Partners have estimated a liquidation value per Unit of $357. This liquidation value was calculated assuming (a) the properties owned by the Partnership and PSI were sold at the values reflected in NDRC's report, (b) costs of 5% of the sales price of the properties were incurred in the sale of the properties, (c) the proceeds from the properties held jointly by the Partnership and PSI were allocated between them in accordance with the joint venture agreement and (d) the Partnership's other net assets were liquidated at their book value at September 30, 1995. As noted above, this estimate does not reflect any environmental cleanup costs.

     Since the Partnership's organization, all depreciation deductions relating to the jointly held properties have been allocated to the Partnership. Under the joint venture agreement PSI would be entitled to a share of the proceeds of a current sale of the properties that is larger than its proportionate interest in the properties and conversely the Partnership is entitled to a share that is smaller. However, if the properties increase in value, the Partnership's share of the proceeds from a sale of the properties would more closely approximate its proportionate interest in the properties.

     Unitholders should recognize that appraisals are opinions as of the date specified, are subject to certain assumptions and the appraised value of the Partnership's properties may not represent their true worth or realizable value. There can be no assurance that, if these properties were sold, they would be sold at the appraised values; the sales price might be higher or lower than the appraised values.

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     . Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. In the past eight years, in excess of $56 million has been expended promoting the "Public Storage" name. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI believes that it is the only mini-warehouse operator regularly using television advertising in several major markets around the country, and its in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. In addition, PSI offers a toll-free referral system, 800-44-STORE, which services approximately 100,000 calls per year from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     . Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. Average occupancy for the Partnership's mini-warehouses has decreased from 90% in 1994 to 89% in 1995. Realized monthly rents per square foot increased from $.58 in 1994 to $.60 in 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     . Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     . Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 107 district managers, 14 regional managers and three divisional managers (with an average of 12 years of experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 11 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Property Operator."

Property Operators
------------------
     The Partnership's mini-warehouse properties are managed by PSI and the Partnership's commercial properties are managed by PSCP pursuant to Management Agreements.

     Under the supervision of the Partnership, PSI and PSCP coordinate the operation of the facilities, establish rental policies and rates, direct marketing activity and direct the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI and PSCP engage, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel.
Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSCP.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI and PSCP attempt to achieve economies by combining the resources of the various facilities that they operate. Facilities operated by PSI and PSCP have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

     PSI has developed systems for space inventory, accounting and handling delinquent accounts, including a computerized network linking PSI operated facilities. Each project manager is furnished with detailed operating procedures and typically receives facilities management training from PSI. Form letters covering a variety of circumstances are also supplied to the project managers. A record of actions taken by the project managers when delinquencies occur is maintained.

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI or PSCP adopt promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the respective Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs (and PSCP has granted the Partnership a non-exclusive license to use a PSI service mark and related designs), including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the respective Management Agreement, the Partnership would no longer have the right to use the service marks and related designs except as described below. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     Each Management Agreement provides that the Management Agreement may be terminated without cause upon 60 days written notice by the Partnership and upon seven years notice by PSI or PSCP, as the case may be. Each Management Agreement may also be terminated at any time by either party for cause, but if terminated for cause by the Partnership, the Partnership retains the right to use the service marks and related designs until a date seven years after such termination.

Competition
-----------
     Competition in the market areas in which the Partnership operates is significant, and affects the occupancy levels, rental rates, and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses is expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------
     A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Partnership's mini-warehouses. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

     A corporation, in which PSI has a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes, and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes, and tape for sale promotes the rental of spaces.

Employees
---------
     There are 75 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSCP.

ITEM 2.   PROPERTIES.
          ----------
     The following table sets forth information as of December 31, 1995, about properties owned by the Partnership. Twenty two of these properties were acquired jointly with PSI and were contributed to general partnerships comprised of the Partnership and PSI.


                                      Net       Number                 Approximate
                                   Rentable       of       Date of         % of
Location                          Square Feet   Spaces   Acquisition    Ownership
--------------------------        -----------   ------   -----------   -----------
ARIZONA
Mesa (1)                           79,900       21          07/25/86          88.6%
 West Commerce Plaza
University (1)                     68,600       22          07/25/86          88.6
 Tempe
CALIFORNIA
Arleta                             30,900      299          11/26/86          50.0
 Osborne St.
City of Industry                   60,000      565          04/01/87          50.0
 Amar Rd.
COLORADO
Denver                            104,000    1,022          12/19/86          70.0
 Sheridan Blvd.
Lakewood                          100,900      780          09/12/86          70.0
 W. 6th Ave.
FLORIDA
Homestead                               -        -          10/31/86         100.0
 S.W. 157th Ave. (2)
GEORGIA
Marietta                           95,100      637          12/10/86          50.0
 Cobb Pkwy.
INDIANA
Hammond                            45,100      395          08/11/87          40.2
 Calumet
OKLAHOMA
Oklahoma City                      61,000      608          05/28/87         100.0
 Hefner Rd.
OREGON
 Gresham                           45,400      522          12/18/86          50.0
  S.E. Burnside
Hillsboro                          36,500      459          12/19/86          50.0
 Tualatin Valley Hwy.
Portland                           51,400      514          07/01/87         100.0
 Moody St.
TEXAS
Austin                             75,100      808          10/01/86          70.0
 Research Blvd.
Houston                            77,400      678          10/01/86          70.0
 Long Point
Houston                            90,100      709          10/01/86          70.0
 N. Freeway
Houston                           122,100    1,105          10/01/86          70.0
 Old Katy Rd.
Houston                           119,200    1,105          10/01/86          70.0
 Plainfield Rd.
Houston                           120,400    1,175          10/01/86          70.0
 South Loop 610 West
San Antonio                        80,600      788          12/23/86          50.0
 Sunset Rd.

                                      Net       Number                 Approximate
                                   Rentable       of       Date of         % of
Location                          Square Feet   Spaces   Acquisition    Ownership
--------------------------        -----------   ------   -----------   -----------
VIRGINIA
 Annandale                           31,400       291        03/16/87        50.0
  Ravensworth Rd.
WASHINGTON
Auburn                               52,800       605        12/10/86        50.0
 Auburn Way N.
Lynwood
 96th St. SW                         75,800       590        12/31/86        70.0

------------------
(1) Business Park
(2) In August 1992, the facility's mini-warehouse buildings were completely destroyed by Hurricane Andrew.

     The weighted average occupancy levels for the mini-warehouse and business park facilities were 89% and 99%, respectively, in 1995 compared to 90% and 98%, respectively, in 1994. The monthly average realized rent per square foot for the mini-warehouse and business park facilities $.60 and $.48, respectively, in 1995 compared to $.58 and $.48, respectively, in 1994.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $85,000 (in addition, approximately $25,000 was expended for the assessments) for known environmental remediation requirements, for which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1995.

                                    PART II

ITEM 5.   MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER
          ------------------------------------------------------------------
          MATTERS.
          -------
     The Partnership has no common stock.

     The Units are not listed on any national securities exchange or quoted on the NASDAQ System, and there is no established public trading market for the Units. Secondary sales activity for the Units has been limited and sporadic. The General Partners monitor transfers of the Units (a) because the admission of the transferee as a substitute limited partner requires the consent of the General Partners under the Partnership's Amended and Restated Agreement of Limited Partnership, (b) in order to ensure compliance with safe harbor provisions to avoid treatment as a "publicly traded partnership" for tax purposes and (c) because PSI has purchased Units. However, the General Partners do not have information regarding the prices at which all secondary sale transactions in the Units have been effectuated. Various organizations offer to purchase and sell limited partnership interests (including securities of the type such as the Units) in secondary sales transactions. Various publications such as The Stanger Report summarize and report information (on a monthly, bimonthly or less frequent basis) regarding secondary sales transactions in limited partnership interests (including the Units), including the prices at which such secondary sales transactions are effectuated.

     In addition, Dean Witter Reynolds Inc., the dealer-manager for the Partnership's initial offering of Units, has certain information with regard to sale transactions in the Units.

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1995, there were approximately 2,327 record holders of Units.

     The Partnership makes quarterly distributions of all "Cash Available for Distribution" and will make distributions of "Cash from Sales or Refinancing". Cash Available for Distribution is cash flow from all sources less cash necessary for any obligations or capital improvements, or reserves.

     Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.   SELECTED FINANCIAL DATA.
          ------------------------


                                                For the Year Ended December 31,
                                       -------------------------------------------------
                                         1995       1994      1993      1992      1991
                                       --------   --------  --------  --------  --------
                                             (In thousands, except per Unit data)
Revenues                                $10,401    $10,227   $ 9,716   $ 9,390   $ 8,946

Depreciation and amortization             2,204      2,128     2,218     2,117     2,107

Interest expense                              -          -        43       164       217

Income before loss on
  destroyed real estate facility          2,061      2,230     1,789     1,615     1,272

Net income                                2,061      2,230     1,657     1,615     1,272

  Limited partners' share                 1,505      1,850     1,352     1,331       929

  General partners' share                   556        380       305       284       343

Limited partners'
  per unit data (a)

  Net income                             $13.83     $17.00    $12.42    $12.23    $ 8.54

  Cash distributions (b) (c) (d)         $44.23     $39.35    $23.80    $22.10    $27.34

-------------------------------------------------------------------------------------------------
As of December 31,
-------------------------------------------------------------------------------------------------
Cash and cash
  equivalents                           $   535    $ 1,844   $ 2,675   $ 1,318   $   759

Total assets                             51,406     54,630    57,348    58,573    59,803

Mortgage notes
   payable                                    -          -         -     1,096     1,738

(a) Limited partners' per unit data is based on the weighted average number of units outstanding during the period (108,831 units).
(b) The General Partners distributed, concurrently with the distribution for the third quarter of 1995, a portion of the operating cash reserve estimated to be $8.19 per Unit.
(c) The General Partners distributed, concurrently with the distribution for the second quarter of 1994, the net insurance proceeds received for the destruction of the Homestead, Florida facility of $9.75 per Unit. Pursuant to the Partnership agreement, with respect to the 10% incentive on distributions of Cash Flow from Operations, the General Partners did not participate in the special distribution.
(d) The General Partners distributed, concurrently with the distributions for the fourth quarter of 1991, a portion of the operating cash reserve estimated to be $8.15 per Unit.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994:

     The Partnership's net income was $2,061,000 in 1995 compared to $2,230,000 in 1994, representing a decrease of $169,000, or 8%. The decrease was primarily a result of increases in environmental costs and depreciation expenses, combined with a decrease in property operating results.

     Net property operating income (rental income less cost of operations and management fees and excluding depreciation expense) was $6,571,000 in 1995 and $6,603,000 in 1994, representing a decrease of $32,000. Net property operating income in 1994 included $42,000 relating to the destroyed Florida property (none in 1995); therefore, for the remaining properties, net property operating income increased by $10,000.

     Rental income for the Partnership's mini-warehouse operations was $9,412,000 in 1995 compared to $9,329,000 in 1994, representing an increase of $83,000. Cost of operations (including management fees) increased $131,000 or 4% to $3,302,000 in 1995 from $3,171,000 in 1994. Accordingly, for the
Partnership's mini-warehouse operations, property net operating income decreased by $48,000 from $6,158,000 in 1994 to $6,110,000 in 1995. Rental income in 1994 included $59,000 relating to the destroyed Florida property (none in 1995); therefore, for the remaining mini-warehouses, rental income increased by $142,000 or 2%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities. The weighted average occupancy level for the mini-warehouse facilities was 89% in 1995 compared to 90% in 1994. In 1995 the monthly realized rent per square foot for the mini-warehouse facilities averaged $.60 compared to $.58 in 1994. Cost of operations in 1994 included $17,000 relating to the destroyed Florida property (none in 1995); therefore cost of operations for the remaining mini-warehouses increased $148,000, or 5%. The increase in cost of operations was primarily attributable to increases in property tax and payroll expenses. Net property operating income in 1994 included $42,000 relating to the destroyed Florida property (none in 1995); therefore, for the remaining mini-warehouses, net property operating income decreased by $6,000.

     Rental income for the Partnership's business park operations was $881,000 in 1995 compared to $820,000 in 1994, representing an increase of $61,000 or 7%. The increase in rental income was primarily attributable to increased occupancy rates at the Partnership's business park facilities. The weighted average occupancy level for the business park facilities was 99% in 1995 compared to 98% in 1994. The monthly realized rent per square foot for the business park facilities remained stable at $.48 for both 1995 and 1994. Cost of operations (including management fees) increased $45,000 or 12% to $420,000 in 1995 from $375,000 in 1994. Accordingly, for the Partnership's business park facilities, property net operating income increased by $16,000 or 4% from $445,000 in 1994 to $461,000 in 1995.

     Administrative expenses increased by $25,000 to $120,000 in 1995 from $95,000 in 1994. The increase was primarily attributable to increased investor services expenses and property tax expense relating to the destroyed Florida property, which has previously been reported as an operating expense.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $85,000 (in addition, approximately $25,000 was expended for the assessments) for known environmental remediation requirements, for which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Minority interest in income was $2,184,000 in 1995 and $2,228,000 in 1994, representing a decrease of $44,000, or 2%. The decrease was primarily attributable to the allocation of depreciation and amortization expenses (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $25,000 for 1995 and $7,000 in 1994 combined with reduced operations at the Partnership's mini-warehouse facilities which are jointly owned with PSI.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993:

     The Partnership's net income was $2,230,000 in 1994 compared to $1,657,000 in 1993, representing an increase of $573,000, or 35%. The 1993 net income, however, includes a loss related to the destruction of a mini-warehouse facility, which totaled $132,000 (see below). Income before the loss was $1,789,000 in 1993, accordingly before this loss, net income increased $441,000 or 25% in 1994 as compared with 1993. The increase was primarily a result of increased operating results at the Partnership's real estate facilities, partially offset by increased minority interest in income for those properties held in joint venture with Public Storage, Inc. ("PSI").

     Net property operating income (rental income less cost of operations and management fees and excluding depreciation expense) was $6,603,000 in 1994 and $6,100,000 in 1993, representing an increase of $503,000, or 8%. This improvement was principally due to increased rental income.

     Rental income was $10,149,000 in 1994 compared to $9,651,000 in 1993, representing an increase of $498,000, or 5%. This increase is primarily attributable to increased occupancy levels combined with increased rental rates at the Partnership's mini-warehouse facilities, partially offset by decreased rental rates at the Partnership's business park facilities. The weighted average occupancy levels for the mini-warehouse and business park facilities were 90% and 98%, respectively, in 1994 compared to 90% and 94%, respectively, in 1993. In 1994 the monthly realized rent per square foot for the mini-warehouse and business park facilities averaged $.58 and $.48, respectively, compared to $.55 and $.52, respectively, in 1993.

     Cost of operations (including management fees) was $3,546,000 in 1994 and $3,551,000 in 1993, representing a decrease of $5,000. The decrease was primarily a result of reduced property taxes, advertising and commercial lease commissions offset by increases in repairs and maintenance, payroll, and management fees.

     Minority interest in income was $2,228,000 in 1994 and $2,018,000 in 1993, representing an increase of $210,000, or 10%. This increase was primarily the result of improved operations at the Partnership's mini-warehouse facilities which are owned jointly with PSI.

     In August 1992, the buildings at the mini-warehouse facility located in Homestead, Florida were completely destroyed by Hurricane Andrew. The facility was adequately insured with respect to business interruption and reconstruction of the facility. During 1993, the Partnership received net insurance proceeds of approximately $1,212,000. The General Partners determined that it would be more beneficial to the Partnership not to reconstruct the buildings. As a result, the Partnership recognized a loss of approximately $132,000 for the year ended December 31, 1993.

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1995 totaling $535,000.

     Cash flows from operating activities ($6,481,000 for the year ended December 31, 1995) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $609,000, $626,000 and $495,000 in 1995, 1994 and 1993, respectively. During 1996, the Partnership anticipates incurring approximately $569,000 of capital improvements (including PSI's joint venture share of $161,000). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $105,000 for such enhancements.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1995 and prior years were as follows:

                                     Total      Per Unit
                                   ----------   ---------
                         1995      $5,403,000     $44.23
                         1994       4,687,000      39.35
                         1993       2,907,000      23.80
                         1992       2,701,000      22.10
                         1991       3,339,000      27.34
                         1990       2,407,000      19.71
                         1989       3,053,000      25.00
                         1988       3,054,000      25.00
                         1987       2,899,000      24.90
                         1986         547,000      12.89

     The Partnership, in prior years, made distributions based on anticipated operating cash flows. Beginning with the second quarter of 1990, the distribution was lowered to a level supported by current operating cash flow after capital improvements and scheduled debt service. Since then, distributions have been increased based on improved property performance. The General Partners distributed, concurrent with the distributions for the fourth quarter of 1991, a portion of the operating reserve of the Partnership of approximately $8.15 per Unit. The General Partners distributed, concurrently with the distribution for the second quarter of 1994, the net insurance proceeds received for the destruction of the Homestead, Florida facility, of $9.75 per Unit. The General Partners distributed, concurrently with the distribution for the third quarter of 1995, a portion of the operating reserve of the Partnership of approximately $8.19 per Unit.

     Future distribution levels will be based on cash available for distributions (cash flow from all sources, less cash necessary for capital improvement needs and to establish reserves).

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ----------------------------------------------------
     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
          ---------------------------------------------------
     The Partnership has no directors or executive officers.

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's properties are managed and operated by PSI and PSCP, a subsidiary of PSI.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:



          Name                            Positions with PSI
-----------------------    -------------------------------------------------
B. Wayne Hughes            Chairman of the Board and Chief Executive Officer
Harvey Lenkin              President and Director
Ronald L. Havner, Jr.      Senior Vice President and Chief Financial Officer
Hugh W. Horne              Senior Vice President
Obren B. Gerich            Senior Vice President
Marvin M. Lotz             Senior Vice President
Mary Jayne Howard          Senior Vice President
David Goldberg             Senior Vice President and General Counsel
John Reyes                 Vice President and Controller
Sarah Hass                 Vice President and Secretary
Robert J. Abernethy        Director
Dann V. Angeloff           Director
William C. Baker           Director
Uri P. Harkham             Director
Berry Holmes               Director

     B. Wayne Hughes, age 62, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been a director of Storage Properties, Inc. ("SPI"), a real estate investment trust whose investment adviser is PSI, since 1989. Since 1990, Mr. Hughes has been Chairman of the Board of Public Storage Properties X, Inc., Public Storage Properties XI, Inc., Public Storage Properties XII, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc., Public Storage Properties XX, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc. and Partners Preferred Yield III, Inc. (collectively, the "Public Storage Properties REITs"), real estate investment trusts organized by affiliates of PSMI. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 59, became President and a director of PSI in November 1991. He has been President of the Public Storage Properties REITs since 1990. He was President of PSMI from January 1978 until September 1988, when he became Chairman of the Board of PSMI and assumed overall responsibility for investment banking and investor relations. In 1989, Mr. Lenkin became President and a director of SPI.

     Ronald L. Havner Jr., age 38, a certified public accountant, became an officer of PSI in 1990, Chief Financial Officer in November 1991 and Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1986 to 1995 and Chief Financial Officer of PSMI and its affiliates from 1991 to November 1995. Mr. Havner has been an officer of SPI since 1989 and Chief Financial Officer of SPI since November 1991. He has been a Vice President of the Public Storage Properties REITS since 1990 and was Controller from 1990 to November 1995 when he became Chief Financial Officer.

     Hugh W. Horne, age 51, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of SPI since 1989 and of the Public Storage Properties REITs since 1993. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 56, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. Mr. Gerich has been Vice President and Secretary of SPI since 1989 and was Chief Financial Office of SPI until November 1991. He has been Vice President and Secretary of the Public Storage Properties REITS since 1990 and was Chief Financial Officer until November 1995.

     Marvin M. Lotz, age 53, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     Mary Jayne Howard, age 50, has had overall responsibility for Public Storage's commercial property operations since December 1985. She became a Senior Vice President of PSI in November 1995.

     David Goldberg, age 46, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     John Reyes, age 35, a certified public accountant, joined PSMI in 1990 and has been the Controller of PSI since 1992. He became a Vice President of PSI in November 1995. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Sarah Hass, age 40, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 55, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization. He is a member of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 60, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization. He is a director of Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, Royce Medical Company, Seda Specialty Packaging Corp., and SPI.

     William C. Baker, age 62, became a director of PSI in November 1991. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Santa Anita Realty Enterprises, Inc., Santa Anita Operating Company and Callaway Golf Company.

     Uri P. Harkham, age 47, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

     Berry Holmes, age 65, is a private investor. Mr. Holmes has been a director of PSI since its organization. He was President and a director of Financial Corporation of Santa Barbara and Santa Barbara Savings and Loan Association through 1983 and was a consultant with Santa Barbara Savings and Loan Association during 1984. Mr. Holmes is a director of SPI.

     Pursuant to Articles 16 and 17 of the Partnership's Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), a copy of which is included in the Partnership's prospectus included in the Partnership's Registration Statement, File No. 33-1280, each of the General Partners continues to serve until (i) death, insanity, insolvency, bankruptcy or dissolution, (ii) withdrawal with the consent of the other general partner and a majority vote of the limited partners, or (iii) removal by a majority vote of the limited partners.

     Each director of PSI serves until he resigns or is removed from office by PSI, and may resign or be removed from office at any time with or without cause. Each officer of PSI serves until he resigns or is removed by the board of directors of PSI. Any such officer may resign or be removed from office at any time with or without cause.

     There have been no events under any bankruptcy act, no criminal proceedings, and no judgments or injunctions material to the evaluation of the ability of any director or executive officer of PSI during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------
     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------
     (a) At February 29, 1996, PSI owned the following number of Units of the
Partnership:

       Title                                        Amount of     Percent
        of               Name and Address of        Beneficial       of
       Class               Beneficial Owner         Ownership      Class
-----------------     --------------------------   -----------   ---------
Units of Limited      Public Storage, Inc.
Partnership           600 North Brand Blvd.
Interest              Glendale, California 91203   55,111 units     50.64%

         The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

     (b)  The Partnership has no officers and directors.

          The General Partners (or their predecessor-in-interest) have contributed $550,000 to the capital of the Partnership representing 1% of the aggregate capital contributions and as a result participate in the distributions to the limited partners and in the Partnership's profits and losses in the same proportion that the general partners' capital contribution bears to the total capital contribution. Information regarding ownership of the Units by PSI, a General Partner, is set forth under section (a) above. The directors and executive officers of PSI, as a group, do not own any units.

     (c) The Partnership knows of no contractual arrangements, the operation of the terms of which may at a subsequent date result in a change in control of the Partnership, except for articles 16, 17 and 21.1 of the Partnership Agreement, which provide, in substance, that the limited partners shall have the right, by majority vote, to remove a general partner and that a general partner may designate a successor with the consent of the other general partner and a majority of the limited partners.

          The Partnership has acquired interests in 22 properties; 20 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1995, PSI has the right to require the Partnership to sell a majority of its properties.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------
     The Partnership Agreement provides that the General Partners and their affiliates are entitled to the following compensation:
     1. Incentive distributions equal to 10% of Cash Flow from Operations.
     2. Provided the limited partners have received distributions equal to 100% of their investment plus a cumulative 8% per year (not compounded) on their investment (reduced by distributions other than from Cash Flow from Operations), subordinated incentive distributions equal to 15% of remaining Cash from Sales or Refinancings.
     3. Provided the limited partners have received distributions equal to 100% of their capital contributions plus a cumulative 6% per year (not compounded) on their investment (reduced by distributions other than distributions from Cash Flow from Operations), brokerage commissions at the lesser of 3% of the sales price of a property or 50% of a competitive commission.

     During 1995, approximately $540,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 22 properties; 20 of such properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has Management Agreements with PSI (as successor-in-interest to PSMI) and PSCP. Under the Management Agreements, the Partnership pays PSI (and previously paid PSMI) a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership, and pays PSCP a fee of 5% of the gross revenues of the Partnership's non-mini-warehouse space. During 1995, the Partnership paid or accrued fees of $493,000 to PSMI, $72,000 to PSI, and $44,000 to PSCP pursuant to the Management Agreements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

     (a)  List of Documents filed as part of the Report.
          1. Financial Statements: See Index to Consolidated Financial Statements and Financial Statement Schedules.
          2. Financial Statement Schedules: See Index to Consolidated Financial Statements and Financial Statement Schedules.
          3. Exhibits:  See Exhibit Index contained herein.
     (b)  Reports on Form 8-K.
          None.
     (c)  Exhibits:  See Exhibit Index contained herein.

                             PS PARTNERS VII, LTD.,
                        A CALIFORNIA LIMITED PARTNERSHIP
                               INDEX TO EXHIBITS


3.1 Amended and Restated Agreement of Limited Partnership. Previously filed with the Securities and Exchange Commission as an Exhibit to the Storage Equities, Inc. Registration Statement No. 33-43750 and incorporated herein by reference.

10.1 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.2 Amended Management Agreement dated February 21, 1995 between Storage Equities, Inc. and Public Storage Commercial Properties Group, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and incorporated herein by reference.

10.3 Participation Agreement dated as of April 2, 1986, among Storage Equities, Inc., the Partnership, Public Storage, Inc., B. Wayne Hughes and Kenneth Q. Volk, Jr. Previously filed with the Securities and Exchange Commission as an exhibit to the Storage Equities, Inc. Current Report on Form 8-K dated August 20, 1986 and incorporated herein by reference.

27        Financial date schedule. Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PS PARTNERS VII, LTD.,
                                  a California Limited Partnership
Dated:  March 25, 1996      By:   Public Storage, Inc., General Partner


                            By:   /s/ B Wayne Hughes
                                  ----------------------------------------
                                  B. Wayne Hughes, Chairman of the Board

                            By:   /s/ B Wayne Hughes
                                  ----------------------------------------
                                  B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

          Signature                         Capacity                    Date
---------------------------        -----------------------------   --------------
/s/ B Wayne Hughes                 Chairman of the Board and       March 25, 1996
---------------------------        Chief Executive Officer of
B. Wayne Hughes                    Public Storage, Inc. and
                                   General Partner
                                   (principal executive officer)

/s/ Harvey Lenkin                  President and Director          March 25, 1996
---------------------------        of Public Storage, Inc.
Harvey Lenkin

/s/ Ronald L. Havner, Jr.          Senior Vice President and       March 25, 1996
---------------------------        Chief Financial Officer of
Ronald L. Havner, Jr.              Public Storage, Inc.
                                   (principal financial officer)

/s/ John Reyes                     Vice President and Controller   March 25, 1996
---------------------------        of Public Storage, Inc.
John Reyes                         (principal accounting officer)

/s/ Robert J. Abernethy            Director of Public Storage,     March 25, 1996
---------------------------        Inc.
Robert J. Abernethy

/s/ Dann V. Angeloff               Director of Public Storage,     March 25, 1996
---------------------------        Inc.
Dann V. Angeloff

/s/ William C. Baker               Director of Public Storage,     March 25, 1996
---------------------------        Inc.
William C. Baker

/s/ Uri P. Harkham                 Director of Public Storage,     March 25, 1996
---------------------------        Inc.
Uri P. Harkham

/s/ Berry Holmes                   Director of Public Storage,    March 25, 1996
---------------------------        Inc.
Berry Holmes

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                 (Item 14 (a))





                                              Page
References
----------------------------------------
Report of Independent Auditors                               F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31, 1995
 and 1994                                                    F-2

For the years ended December 31, 1995, 1994 and 1993:

 Consolidated Statements of Income                           F-3

 Consolidated Statements of Partners' Equity                 F-4

 Consolidated Statements of Cash Flows                    F-5 - F-6

 Notes to Consolidated Financial Statements               F-7 - F-9

Schedule

 III - Real Estate and Accumulated Depreciation          F-10 - F-12


     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                         Report of Independent Auditors



The Partners
PS Partners VII, Ltd., a California Limited Partnership


 We have audited the consolidated balance sheets of PS Partners VII, Ltd., a California Limited Partnership, as of December 31, 1995 and 1994 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

 We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners VII, Ltd., a California Limited Partnership, at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                           ERNST & YOUNG  LLP

Los Angeles, CA
March 11, 1996


                         PS PARTNERS VII, LTD.,
                    a California Limited Partnership
                      CONSOLIDATED BALANCE SHEETS
                       December 31, 1995 and 1994

                                               1995            1994
                                         -------------    ------------
                                 ASSETS

Cash and cash equivalents                  $    535,000    $  1,844,000

Rent and other receivables                       48,000          43,000

Real estate facilities, at cost:
      Land                                   18,782,000      18,839,000
      Buildings and equipment                50,187,000      50,008,000
                                           ------------    ------------
                                             68,969,000      68,847,000

      Less accumulated depreciation         (18,271,000)    (16,222,000)
                                           ------------    ------------
                                             50,698,000      52,625,000

Other assets                                    125,000         118,000
                                           ------------    ------------

                                           $ 51,406,000    $ 54,630,000
                                           ============    ============


LIABILITIES AND PARTNERS' EQUITY


Accounts payable                           $    970,000    $    960,000

Advance payments from renters                   387,000         373,000

Minority interest in general
 partnerships                                21,167,000      21,073,000

Partners' equity:
      Limited partners' equity,$500 per
       unit, 150,000 units authorized,
       108,831 issued and outstanding        28,522,000      31,831,000
      General partners' equity                  360,000         393,000
                                           ------------    ------------

          Total partners' equity             28,882,000      32,224,000
                                           ------------    ------------

                                           $ 51,406,000    $ 54,630,000
                                          =============    ============


                            See accompanying notes.

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                       CONSOLIDATED STATEMENTS OF INCOME
             For the years ended December 31, 1995, 1994, and 1993



                                                1995           1994          1993
                                            -----------    -----------    ----------
REVENUE:

Rental income                               $10,293,000    $10,149,000    $9,651,000
Interest income                                 108,000         78,000        65,000
                                            -----------    -----------    ----------
                                             10,401,000     10,227,000     9,716,000
                                            -----------    -----------    ----------
COSTS AND EXPENSES:

Cost of operations                            3,113,000      2,939,000     2,981,000
Management fees                                 609,000        607,000       570,000
Depreciation and amortization                 2,204,000      2,128,000     2,218,000
Interest expense                                      -              -        43,000
Administrative                                  120,000         95,000        97,000
Environmental costs                             110,000              -             -
                                            -----------    -----------    ----------
                                              6,156,000      5,769,000     5,909,000
                                            -----------    -----------    ----------
Income before minority interest
 and loss on disposition of real estate       4,245,000      4,458,000     3,807,000

 Minority interest in income                  2,184,000      2,228,000     2,018,000
                                             ----------     ----------     ---------
Income before loss on disposition
          of real estate                      2,061,000      2,230,000     1,789,000

Loss on disposition of real estate                    -              -       132,000
                                            -----------    -----------    ----------
NET INCOME                                  $ 2,061,000    $ 2,230,000    $1,657,000
                                            ===========    ===========    ==========
Limited partners' share of net income
  ($13.83, $17.00, and $12.42
   per unit in 1995, 1994, and 1993,
   respectively)                            $ 1,505,000    $ 1,850,000    $1,352,000

General partners' share of net income           556,000        380,000       305,000
                                            -----------    -----------    ----------
                                            $ 2,061,000    $ 2,230,000    $1,657,000
                                            ===========    ===========    ==========

                            See accompanying notes.

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                  CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1995, 1994, and 1993



                                     Limited        General
                                     Partners      Partners         Total
                                    -----------    ---------     -----------
Balances at December 31, 1992       $35,501,000    $ 430,000     $35,931,000

Net income                            1,352,000      305,000       1,657,000

Distributions                        (2,590,000)    (317,000)     (2,907,000)
                                    -----------    ---------     -----------

Balances at December 31, 1993        34,263,000      418,000      34,681,000

Net income                            1,850,000      380,000       2,230,000

Distributions                        (4,282,000)    (405,000)     (4,687,000)
                                    -----------    ---------     -----------

Balances at December 31, 1994        31,831,000      393,000      32,224,000

Net income                            1,505,000      556,000       2,061,000

Distributions                        (4,814,000)    (589,000)     (5,403,000)
                                    -----------    ---------     -----------

Balances at December 31, 1995       $28,522,000    $ 360,000     $28,882,000
                                    ===========    =========     ===========


                            See accompanying notes.

                               PS PARTNERS VII, LTD.,
                          a California Limited Partnership
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended December 31, 1995, 1994, and 1993


                                               1995           1994           1993
                                           -----------    -----------    -----------
Cash flows from operating activities:

 Net income                                $ 2,061,000    $ 2,230,000    $ 1,657,000

 Adjustments to reconcile net income to
  net cash provided by operating
  activities:

  Depreciation and amortization              2,204,000      2,128,000      2,218,000
  Loss on disposition of real estate                 -              -        132,000
  (Increase) decrease in rent and other
   receivables                                  (5,000)       330,000        (58,000)
  (Increase) decrease in other assets           (7,000)        55,000        (99,000)
  Increase (decrease) in accounts
   payable                                      30,000       (386,000)       595,000
  Increase (decrease) in advance
   payments from renters                        14,000        (62,000)        (5,000)
  Minority interest in income                2,184,000      2,228,000      2,018,000
                                           -----------    -----------    -----------
    Total adjustments                        4,420,000      4,293,000      4,801,000
                                           -----------    -----------    -----------
    Net cash provided by operating
     activities                              6,481,000      6,523,000      6,458,000
                                           -----------    -----------    -----------

Cash flows from investing activities:

  Proceeds from disposition of real
   estate                                      312,000              -        884,000
  Additions to real estate facilities         (609,000)      (626,000)      (495,000)
                                           -----------    -----------    -----------
    Net cash (used in) provided by
     investing activities                     (297,000)      (626,000)       389,000
                                           -----------    -----------    -----------
Cash flows from financing activities:

   Principal payments on mortgage note
    payable                                          -              -     (1,096,000)
   Distributions to holder of minority
    interest                                (2,090,000)    (2,041,000)    (1,487,000)
   Distributions to partners                (5,403,000)    (4,687,000)    (2,907,000)
                                           -----------    -----------    -----------
    Net cash used in financing
     activities                            (7,493,000)    (6,728,000)    (5,490,000)
                                           -----------    -----------    -----------
Net (decrease) increase in cash and
 cash equivalents                           (1,309,000)      (831,000)     1,357,000

Cash and cash equivalents at the
 beginning of the year                       1,844,000      2,675,000      1,318,000
                                           -----------    -----------    -----------
Cash and cash equivalents at the end of
 the year                                  $   535,000    $ 1,844,000    $ 2,675,000
                                           ===========    ===========    ===========

                            See accompanying notes.

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1995, 1994, and 1993

                                                1995       1994      1993
                                              ---------  ---------  ----------

Supplemental schedule of noncash
 investing and financing activities:


  Decrease in real estate facilities -
    net book value of condemned or
    destroyed real estate facility             $332,000    $   -     $1,292,000

  Decrease in accrued liabilities for
    interest income on condemnation
    insurance proceeds                          (20,000)       -              -

  Increase in other receivables for
    insurance proceeds                                -        -       (328,000)

  Decrease in other receivables for destroyed
    real estate facility                              -        -         52,000


                            See accompanying notes.

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------

     Description of Partnership
     --------------------------

          PS Partners VII, Ltd., a California Limited Partnership (the "Partnership") was formed with the proceeds of an interstate public offering. PSI Associates II, Inc. ("PSA"), an affiliate of Public Storage Management, Inc., organized the Partnership along with B. Wayne Hughes ("Hughes"). In September 1993, Storage Equities, Inc,, now known as Public Storage, Inc. ("PSI"), a California corporation, acquired the interest of PSA relating to its general partner capital contribution in the Partnership and was substituted as a co-general partner in place of PSA.

          In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc., and it acquired substantially all of PSMI's United States real estate operations, and became the operator of the Partnership's mini-warehouse properties.

          The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The Partnership has also invested in two business park facilities which offer industrial and office space for lease.

          The Partnership has ownership interests in 22 properties; 20 of which are owned jointly through 15 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency, the Joint Ventures were subsequently consolidated into a single Partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 40.2% to 88.6%.

   Basis of Presentation
   ---------------------

          The consolidated financial statements include the accounts of the Partnership and the Joint Ventures. PSI's ownership interest in the Joint Ventures is shown as minority interest in general partnerships in the accompanying consolidated balance sheets. All significant intercompany balances and transactions have been eliminated.

          Minority interest in income represents PSI's share of net income with respect to the Joint Ventures. Under the terms of the partnership agreements all depreciation and amortization with respect to each Joint Venture is allocated solely to the Partnership until the limited partners recover their initial capital contribution.

          Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to the Partnership and PSI in proportion to their ownership percentages. Depreciation and amortization allocated to PSI was $25,000 in 1995 and $7,000 in both 1994 and 1993. The allocation of depreciation and amortization to PSI has the effect of reducing minority interest, and has no effect on the reported depreciation and amortization expense.

          Under the terms of the partnership agreements, PSI has the right to compel the sale of each property in the general partnerships at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net proceeds solely in cash. PSI's right to require the Partnership to sell all of the jointly owned properties became exercisable during 1993.

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

1.   Summary of Significant Accounting Policies and Partnership Matters
     ------------------------------------------------------------------
     (continued)
     -----------

     Depreciation and Amortization
     -----------------------------

          The Partnership depreciates the buildings and equipment on the straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

     Revenue Recognition
     -------------------
          Property rents are recognized as earned.

     Allocation of Net Income
     ------------------------

          The General Partners' share of net income consists of an amount attributable to their 1% capital contribution and an additional percentage of cash flow (as defined, see Note 3) which relates to the General Partners' share of cash distributions as set forth in the Partnership Agreement. All remaining net income is allocated to the limited partners.

     Per Unit Data
     -------------
          Per unit data is based on the weighted average number of limited partner units (108,831) outstanding during the year.

     Environmental Cost
     ------------------

          Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $85,000 (in addition, approximately $25,000 was expended for the assessments) for known environmental remediation requirements, for which the Partnership has accrued and expensed at the end of 1995. The Partnership expects to expend these funds over the next twelve months. Although there can be no assurance, the Partnership is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

     Cash Distributions
     ------------------

          The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per limited partner unit were $44.23, $39.35, and $23.80 for 1995, 1994 and 1993, respectively.

     Cash and Cash Equivalents
     -------------------------
          For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

2.   Real Estate Facilities
     ----------------------

          In August 1992, the buildings at a mini-warehouse facility located in Homestead, Florida were completely destroyed by Hurricane Andrew. The facility was adequately insured with respect to business interruption and reconstruction of the facility. During 1993, the Partnership received net insurance proceeds of approximately $1,212,000. The General Partners decided not to reconstruct the buildings and are attempting to sell the related land. In 1993, the Partnership reduced real estate facilities by $1,292,000, representing the

                            PS PARTNERS VII, LTD.,
                       a California Limited Partnership
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

2.   Real Estate Facilities (continued)
     ----------------------------------
     net book value of the destroyed property. As a result, the Partnership recognized a loss of $132,000 for the year ended December 31, 1993.

          In 1993, the State of Texas exercised its right of eminent domain and took possession of a portion of the Houston, North Freeway mini-warehouse facility, including land and buildings. Since 1993, the Partnership and the State of Texas have been negotiating an appropriate amount of compensation to be paid to the Partnership for the portion of the property which was condemned. In 1995, a final settlement was reached whereby the Partnership received total condemnation proceeds of $845,000 (initial proceeds were received in 1993, and the final settlement was received in
     1995). Approximately $413,000 of the proceeds was utilized to construct additional rental space on the remaining property. In 1995, the Partnership reduced real estate facilities by approximately $332,000, representing the net book value of the property taken in the condemnation.

3.   General Partners' Equity
     ------------------------

          The General Partners have a 1% interest in the Partnership. In addition, the General Partners have a 10% interest in cash distributions attributable to operations, exclusive of distributions attributable to sales and refinancing proceeds.

          Proceeds from sales and refinancings will be distributed entirely to the limited partners until the limited partners recover their investment plus a cumulative 8% annual return (not compounded); thereafter, the General Partners have a 15% interest in remaining proceeds.

4.   Related Party Transactions
     --------------------------

          PSI operates the Partnership's mini-warehouses for a "management fee" equal to 6% of gross revenue (as defined) and Public Storage Commercial Properties Group, Inc. ("PSCP") operates the commercial properties for a "management fee" equal to 5% of gross revenue (as defined).

          PSI has a 95% economic interest, and Hughes and family members of Hughes have a 5% economic interest in PSCP.

5.   Taxes Based on Income
     ---------------------

          Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

          Taxable net income was $1,825,000, $1,937,000 and $1,884,000 for the years ended December 31, 1995, 1994 and 1993, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.


                                                       PS PARTNERS VII, LTD.
                                                    SCHEDULE III - REAL ESTATE
                                                   AND ACCUMULATED DEPRECIATION

                                                                           Cost
                                                                        subsequent                Gross Carrying Amount
                                                Initial Cost               to                      At December 31, 1995
                                             ------------------------   acquisition  -----------------------------------------------

Date                                                     Building &     Building &             Building &               Accumulated
Acquired    Description          Encumbrances   Land     Improvements   Improvements  Land    improvements    Total     Depreciation

------------------------------------------------------------------------------------------------------------------------------------

Mini-
warehouse

9/86   Lakewood/W. 6th Ave.           -      1,070,000     3,155,000    448,000    1,070,000    3,603,000   4,673,000     1,342,000

10/86  Pilgrim/Houston/Loop 610       -      1,299,000     3,491,000    658,000    1,299,000    4,149,000   5,448,000     1,506,000

10/86  Pilgrim/Houston/S.W. Freeway   -        904,000     2,319,000    341,000      904,000    2,660,000   3,564,000       979,000

10/86  Pilgrim/Houston/FM  1960       -        719,000     1,987,000   (155,000)     662,000    1,832,000   2,494,000       661,000

10/86  Pilgrim/Houston/Old Katy Rd.   -      1,365,000     3,431,000    432,000    1,365,000    3,863,000   5,228,000     1,410,000

10/86  Pilgrim/Houston/Long Point     -        451,000     1,187,000    436,000      451,000    1,623,000   2,074,000       550,000

10/86  Austin/Red Rooster             -      1,390,000     1,710,000    274,000    1,390,000    1,984,000   3,374,000       732,000

12/86  Lynnwood/196th SW              -      1,063,000     1,602,000    291,000    1,063,000    1,893,000   2,956,000       672,000

12/86  Auburn/Auburn Way North        -        606,000     1,144,000    293,000      606,000    1,437,000   2,043,000       513,000

12/86  Gresham/Burnside               -        351,000     1,056,000    297,000      351,000    1,353,000   1,704,000       492,000

12/86  Denver/Sheridan Rd.            -      1,033,000     2,792,000    471,000    1,033,000    3,263,000   4,296,000     1,145,000

12/86  Marietta/Cobb Pkwy.            -        536,000     2,764,000    484,000      536,000    3,248,000   3,784,000     1,176,000

12/86  Hillsboro/Tualatin Hwy.        -        461,000       574,000    225,000      461,000      799,000   1,260,000       279,000


                                                       PS PARTNERS VII, LTD.
                                                    SCHEDULE III - REAL ESTATE
                                                   AND ACCUMULATED DEPRECIATION

                                                                           Cost
                                                                        subsequent                Gross Carrying Amount
                                                Initial Cost               to                      At December 31, 1995
                                             ------------------------   acquisition  -----------------------------------------------

Date                                                     Building &     Building &             Building &               Accumulated
Acquired    Description          Encumbrances   Land     Improvements   Improvements  Land    improvements    Total     Depreciation

------------------------------------------------------------------------------------------------------------------------------------

11/86  Arleta/Osborne St.             -        987,000       663,000    206,000      987,000      869,000   1,856,000       303,000

4/87   City of Industry/Amar Rd.      -        748,000     2,052,000    302,000      748,000    2,354,000   3,102,000       562,000

3/87   Annandale/Ravensworth          -        679,000     1,621,000    160,000      679,000    1,781,000   2,460,000       634,000

5/87   OK City/Hefner                 -        459,000       941,000    201,000      459,000    1,142,000   1,601,000       399,000

12/86  San Antonio/Sunst Rd.          -      1,206,000     1,594,000    361,000    1,206,000    1,955,000   3,161,000       679,000

8/86   Hammond/Calumet                -         97,000       751,000    419,000       97,000    1,170,000   1,267,000       381,000

7/86   Portland/Moody                 -        663,000     1,637,000    (97,000)     663,000    1,540,000   2,203,000       530,000

Business Parks

7/86   Mesa West Commercial Plaza     -      1,333,000     2,935,000    782,000    1,333,000    3,717,000   5,050,000     1,637,000

7/86   University Corp. Center        -      1,419,000     3,123,000    829,000    1,419,000    3,952,000   5,371,000     1,689,000
                                    -----------------------------------------------------------------------------------------------
                                    $ -    $18,839,000   $42,529,000 $7,658,000  $18,782,000  $50,187,000 $68,969,000   $18,271,000
                                    ===============================================================================================

                             PS PARTNERS VII, LTD.
                       A CALIFORNIA LIMITED PARTNERSHIP
                          REAL ESTATE RECONCILIATION
                           SCHEDULE III (CONTINUED)

(A) The following is a reconciliation of cost and related accumulated depreciation.

                      GROSS CARRYING COST RECONCILIATION

                                                                Years Ended December 31,
                                                   ------------------------------------------------
                                                        1995               1994          1993
                                                   ------------------------------------------------
Balance at beginning of the period                 $68,847,000         $68,221,000     $69,317,000

Additions during the period:
  Improvements, etc.                                   609,000             626,000         495,000

Deductions during the period:
  Disposition of real estate                          (487,000)                  -      (1,591,000)
                                                   -----------------------------------------------
Balance at the close of the period                 $68,969,000         $68,847,000     $68,221,000
                                                   ===============================================

                    ACCUMULATED DEPRECIATION RECONCILIATION

                                                                Years Ended December 31,
                                                   ------------------------------------------------
                                                        1995               1994          1993
                                                   ------------------------------------------------
Balance at beginning of the period                 $16,222,000          $14,121,000     $12,202,000

Additions during the period:
  Depreciation                                       2,204,000            2,101,000       2,218,000

Deductions during the period:
  Disposition of real estate                          (155,000)                  -         (299,000)
                                                   ------------------------------------------------
Balance at the close of the period                 $18,271,000         $16,222,000      $14,121,000
                                                   ================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $67,519,000.