Form 10-Q
period 1996-03-31
PS PARTNERS VII LTD
filed 1996-05-15
CIK 781850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1996
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ---------------   -----------------

Commission File Number 0-15800
                       -------


             PS PARTNERS VII, LTD., a California Limited Partnership
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                        95-4018460
- -------------------------------                        ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                         Identification Number)

         701 Western Avenue
      Glendale, California                                         91201-2394
- ----------------------------------------               ------------------------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
                                                     ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       --   --

                                      INDEX




PART I.   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at March 31, 1996
              and December 31, 1995                                        2

         Condensed consolidated statements of income for the three
              months ended March 31, 1996 and 1995                         3

         Condensed consolidated statements of cash flows for the three
              months ended March 31, 1996 and 1995                         4

         Notes to condensed consolidated financial statements              5

         Management's discussion and analysis of financial condition
              and results of operations                                    6-7

PART II.  OTHER INFORMATION

         (Items 1 through 4 are not applicable)

         Item 5 - Other Information                                        8

         Item 6 - Exhibits and Reports on Form 8-K                         8

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               March 31,               December 31,
                                                                                 1996                    1995
                                                                          -------------------      ------------------
                                                                             (Unaudited)
                                ASSETS
                                ------


Cash and cash equivalents                                                    $       258,000         $       535,000

Rent and other receivables                                                            32,000                  48,000

Real estate facilities, at cost:
     Land                                                                         18,782,000              18,782,000
     Buildings and equipment                                                      50,567,000              50,187,000
                                                                          -------------------      ------------------
                                                                                  69,349,000              68,969,000

     Less accumulated depreciation                                              (18,864,000)            (18,271,000)
                                                                          -------------------      ------------------
                                                                                  50,485,000              50,698,000

Other assets                                                                         129,000                 125,000
                                                                          -------------------      ------------------

                                                                                $ 50,904,000           $  51,406,000
                                                                          ===================      ==================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                             $       891,000         $       970,000

Advance payments from renters                                                        433,000                 387,000

Minority interest in general partnerships                                         21,306,000              21,167,000

Partners' equity:
     Limited partners' equity,  $500 per unit, 150,000
          units authorized,  108,831 issued and outstanding                       27,920,000              28,522,000
     General partners' equity                                                        354,000                 360,000
                                                                           -------------------      ------------------

          Total partners' equity                                                  28,274,000              28,882,000
                                                                          -------------------      ------------------

                                                                                $ 50,904,000           $  51,406,000
                                                                          ===================      ==================

                             See accompanying notes.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 Three Months Ended
                                                                                     March 31,
                                                                   -----------------------------------------------
                                                                          1996                        1995
                                                                   --------------------        -------------------

 REVENUE:

 Rental income                                                           $   2,588,000             $    2,531,000

 Interest income                                                                 5,000                     29,000
                                                                   --------------------        -------------------
                                                                             2,593,000                  2,560,000
                                                                   --------------------        -------------------


 COSTS AND EXPENSES:

 Cost of operations                                                            816,000                    767,000

 Management fees                                                               153,000                    150,000

 Depreciation and amortization                                                 593,000                    542,000

 Administrative                                                                 19,000                     28,000
                                                                   --------------------        -------------------
                                                                             1,581,000                  1,487,000
                                                                   --------------------        -------------------


 Income before minority interest                                             1,012,000                  1,073,000

 Minority interest in income                                                   519,000                    537,000
                                                                   --------------------        -------------------

 NET INCOME                                                             $      493,000             $      536,000
                                                                   ====================        ===================

 Limited partners' share of net income
      ($3.48 per unit in 1996 and $3.88
      per unit in 1995)                                                 $      379,000             $      422,000
 General partners' share of net income                                         114,000                    114,000
                                                                   --------------------        -------------------
                                                                        $      493,000             $      536,000
                                                                   ====================        ===================



                             See accompanying notes.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           Three Months Ended
                                                                                               March 31,
                                                                               -------------------------------------------
                                                                                      1996                    1995
                                                                               -------------------     -------------------

Cash flows from operating activities:

     Net income                                                              $      493,000          $      536,000

     Adjustments to reconcile net income to net cash provided by operating activities

          Depreciation and amortization                                             593,000                 542,000

          Decrease (increase) in rent and other receivables                          16,000                 (1,000)

          Increase in other assets                                                  (4,000)                       -

          Decrease in accounts payable                                             (79,000)                (90,000)

          Increase (decrease) in advance payments from renters                       46,000                 (5,000)

          Minority interest in income                                               519,000                 537,000
                                                                         -------------------     -------------------


               Total adjustments                                                  1,091,000                 983,000
                                                                         -------------------     -------------------

               Net cash provided by operating activities                          1,584,000               1,519,000
                                                                         -------------------     -------------------

Cash flows from investing activities:

     Additions to real estate facilities                                          (380,000)                (45,000)
                                                                         -------------------     -------------------


               Net cash used in investing activities                              (380,000)                (45,000)
                                                                         -------------------     -------------------

Cash flows from financing activities:

     Distributions to holder of minority interest                                 (380,000)               (437,000)
     Distributions to partners                                                  (1,101,000)             (1,101,000)
                                                                         -------------------     -------------------

               Net cash used in financing activities                            (1,481,000)             (1,538,000)
                                                                         -------------------     -------------------

Net decrease in cash and cash equivalents                                         (277,000)                (64,000)


Cash and cash equivalents at the beginning of the period                            535,000               1,844,000
                                                                         -------------------     -------------------

Cash and cash equivalents at the end of the period                           $      258,000          $    1,780,000
                                                                         ===================     ===================


                             See accompanying notes.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)


1. The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1995.

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1996, the results of operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS:
- ----------------------

Three months ended March 31, 1996 compared to three months ended March 31, 1995:

     The Partnership's net income for the three months ended March 31, 1996 was $493,000 compared to $536,000 for the three months ended March 31, 1995, representing a decrease of $43,000 or 8%. This decrease was primarily due to an increase in depreciation combined with a decrease in interest income, partially offset by increased property operating results at the Partnership's facilities combined with a reduction in minority interest in income for those properties held in joint venture with Public Storage, Inc. ("PSI").

     Net property operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased by $5,000, as rental income increased by $57,000 or 2%, and cost of operations (including management fees and excluding depreciation expense) increased by $52,000 or 6%.

     Rental income for the Partnership's mini-warehouse operations was $2,369,000 compared to $2,291,000 for the three months ended March 31, 1996 and 1995, respectively, representing an increase of $78,000 or 3%. The increase in rental income was primarily attributable to increased rental rates at the mini-warehouse facilities combined with increased occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.59 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased to 88% from 87% for the three months ended March 31, 1996 and 1995, respectively. Cost of operations (including management fees) increased $40,000 or 5% to $865,000 from $825,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $38,000 or 3% from $1,466,000 to $1,504,000 for the three months ended March 31, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations was $219,000 compared to $240,000 for the three months ended March 31, 1996 and 1995, respectively, representing a decrease of $21,000 or 9%. Rental income in 1995 includes $36,000 from a lease buyout. Excluding the buyout, the increase in rental income of $15,000 was primarily attributable to increased rental rates combined with an increase in the occupancy level. The monthly average realized rent per square foot for the business park facilities was $.50 compared to $.48 for the three months ended March 31, 1996 and 1995, respectively. The weighted average occupancy level at the business park facilities increased from 97% to 100% for the three months ended March 31, 1995 and 1996, respectively. Cost of operations (including management fees) increased $12,000 or 14% to $104,000 from $92,000 for the three months ended March 31, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $33,000 or 23% from $148,000 to $115,000 for the three months ended March 31, 1995 and 1996, respectively.

     Minority interest in income decreased $18,000 or 3% to $519,000 from $537,000 for the three months ended March 31, 1996 and 1995, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expense (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $26,000 for the three months ended March 31, 1996, partially offset by increased operations at the Partnership's real estate facilities for those properties owned jointly with PSI.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($1,584,000 for the three months ended March 31, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $569,000 of capital improvements (of which $161,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. Included in the 1996 capital improvement budget are estimated costs of $105,000 for such enhancements. Total capital improvements were $380,000 for the three months ended March 31, 1996 of which $278,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $981,000 ($9.01 per unit) and $120,000, respectively, during the first three months of 1996. Beginning with the second quarter of 1996, the Partnership intends to reduce the distribution rate from $9.01 to $7.00 per quarter. In mid-1995, the Partnership made a special distribution of $8.19 that significantly reduced the Partnership's cash reserves. Over the last year there has been no significant improvement to the Partnership's operations. The General Partners believe that modest increases in the Partnership's operations should enable the Partnership to maintain distributions at a level of $7.00 per quarter, while making necessary capital improvements to the Partnership's properties and replenishing the Partnership's cash reserves.

                           PART II. OTHER INFORMATION

ITEMS 1 through 4 are not applicable.

Item 5   Other Information
         -----------------

     In May 1996, PSI commenced a cash tender offer to purchase up to 30,000 limited partnership units at a net cash price per unit of $357.

Item     6 Exhibits  and  Reports  on Form 8-K
         --------------------------------------
         (a) The  following  Exhibits  are included herein:

                  (27)     Financial Data Schedule

         (b)      Form 8-K

                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        DATED:   May 14, 1996

                                 PS PARTNERS VII, LTD.,
                                 a California Limited Partnership

                        BY:      Public Storage, Inc.
                                 General Partner

                        BY:      /s/ Ronald L. Havner Jr.
                                 -------------------------------
                                 Ronald L. Havner, Jr.
                                 Senior Vice President and Chief Financial
                                   Officer of Public Storage, Inc.
                                   (principal financial officer)

                        BY:       /s/ John Reyes
                                 -------------------------------
                                 John Reyes
                                 Vice President and Controller
                                   of Public Storage, Inc.
                                   (principal accounting officer)