Form 10-Q
period 1996-06-30
PS PARTNERS VII LTD
filed 1996-08-13
CIK 781850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from           to
                              ----------   --------------


Commission File Number 0-14476
                       --------


              PS PARTNERS VII, LTD., a California Limited Partnership
              -------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               California                                       95-4018460
- ------------------------------------                  --------------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                                      91201-2394
- ------------------------------------                  --------------------------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       --   ---

                                      INDEX




PART I   FINANCIAL INFORMATION

         Condensed consolidated balance sheets at June 30, 1996
              and December 31, 1995                                            2

         Condensed consolidated statements of income for the three and six
              months ended June 30, 1996 and 1995                              3

         Condensed consolidated statements of cash flows for the six
              months ended June 30, 1996 and 1995                              4

         Notes to condensed consolidated financial statements                  5

         Management's discussion and analysis of financial condition
              and results of operations                                      6-8

PART II.  OTHER INFORMATION

         (Items 1 through 4 are not applicable)

         Item 5 - Other Information                                            9

         Item 6 - Exhibits and Reports on Form 8-K                             9

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         June 30,            December 31,
                                                                                           1996                  1995
                                                                                     -----------------     -----------------
                                                                                       (Unaudited)
            ASSETS

     Cash and cash equivalents                                                       $      225,000       $        535,000

     Rent and other receivables                                                              50,000                48,000

     Real estate facilities, at cost:
          Land                                                                           18,782,000            18,782,000
          Buildings and equipment                                                        51,138,000            50,187,000
                                                                                   -----------------     -----------------
                                                                                         69,920,000            68,969,000

          Less accumulated depreciation                                                (19,462,000)          (18,271,000)
                                                                                   -----------------     -----------------
                                                                                         50,458,000            50,698,000

     Other assets                                                                           140,000               125,000
                                                                                   -----------------     -----------------

                                                                                       $ 50,873,000         $  51,406,000
                                                                                   =================     =================

          LIABILITIES AND PARTNERS' EQUITY


     Accounts payable                                                                 $   1,037,000        $      970,000

     Advance payments from renters                                                          416,000               387,000

     Minority interest in general partnerships                                           21,469,000            21,167,000

     Partners' equity:
          Limited partners' equity,  $500 per unit, 150,000
               units authorized,  108,831 issued and outstanding                         27,601,000            28,522,000
          General partners' equity                                                          350,000               360,000
                                                                                   -----------------     -----------------

               Total partners' equity                                                    27,951,000            28,882,000
                                                                                   -----------------     -----------------

                                                                                       $ 50,873,000         $  51,406,000
                                                                                   =================     =================

                             See accompanying notes.
                                        2

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                           Three Months Ended                        Six Months Ended
                                                                June 30,                                 June 30,
                                                -----------------------------------------------------------------------------------
                                                       1996                  1995                 1996                 1995
                                                -------------------   -------------------  --------------------  ------------------
     REVENUE:

     Rental income                                   $2,646,000            $2,579,000           $5,234,000            $5,110,000
     Interest income                                      2,000                26,000                7,000                55,000
                                                -------------------   -------------------  --------------------  ------------------
                                                      2,648,000             2,605,000            5,241,000             5,165,000
                                                -------------------   -------------------  --------------------  ------------------
     COSTS AND EXPENSES:

     Cost of operations                                 794,000               749,000            1,610,000             1,516,000
     Management fees                                    158,000               153,000              311,000               303,000
     Depreciation and amortization                      598,000               529,000            1,191,000             1,071,000
     Administrative                                      27,000                53,000               46,000                81,000
                                                -------------------   -------------------  --------------------  ------------------
                                                      1,577,000             1,484,000            3,158,000             2,971,000
                                                -------------------   -------------------  --------------------  ------------------

     Income before minority interest                  1,071,000             1,121,000            2,083,000             2,194,000

     Minority interest in income                       (540,000)             (566,000)          (1,059,000)           (1,103,000)
                                                -------------------   -------------------  --------------------  ------------------

     NET INCOME                                        $531,000              $555,000           $1,024,000            $1,091,000
                                                ===================   ===================  ====================  ==================

     Limited partners' share of net income
          ($7.54 per unit in 1996 and $7.93
          per unit in 1995)                                                                       $821,000              $863,000
     General partners' share of net income                                                         203,000               228,000
                                                                                           ====================  ==================
                                                                                                $1,024,000            $1,091,000
                                                                                           ====================  ==================

                             See accompanying notes.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               -------------------------------------------
                                                                                      1996                    1995
                                                                               -------------------     -------------------

      Cash flows from operating activities:

           Net income                                                              $    1,024,000         $     1,091,000

           Adjustments to reconcile net income to net cash provided by operating activities

                Depreciation and amortization                                           1,191,000               1,071,000
                Increase in rent and other receivables                                    (2,000)                 (6,000)
                Increase in other assets                                                 (15,000)                 (1,000)
                Increase (decrease) in accounts payable                                    67,000                (27,000)
                Increase in advance payments from renters                                  29,000                 16,000
                Minority interest in income                                             1,059,000               1,103,000
                                                                               -------------------     -------------------

                     Total adjustments                                                  2,329,000               2,156,000
                                                                               -------------------     -------------------

                     Net cash provided by operating activities                          3,353,000               3,247,000
                                                                               -------------------     -------------------

      Cash flows from investing activities:

           Additions to real estate facilities                                          (951,000)               (190,000)
                                                                               -------------------     -------------------

                     Net cash used in investing activities                              (951,000)               (190,000)
                                                                               -------------------     -------------------

      Cash flows from financing activities:

           Distributions to holder of minority interest                                 (757,000)               (991,000)
           Distributions to partners                                                  (1,955,000)             (2,200,000)
                                                                               -------------------     -------------------

                     Net cash used in financing activities                            (2,712,000)             (3,191,000)
                                                                               -------------------     -------------------

      Net decrease in cash and cash equivalents                                         (310,000)               (134,000)

      Cash and cash equivalents at the beginning of the period                            535,000               1,844,000
                                                                               -------------------     -------------------

      Cash and cash equivalents at the end of the period                           $      225,000         $     1,710,000
                                                                               ===================     ===================

                             See accompanying notes.
                                        4

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1996, the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                            PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
- ----------------------

Three months ended June 30, 1996 compared to three months ended June 30, 1995:

     The Partnership's net income was $531,000 and $555,000 for the three months ended June 30, 1996 and 1995, respectively, representing a decrease of $24,000, or 4%. This decrease was primarily due to an increase in depreciation expenses and a decrease in interest income, partially offset by decreases in administrative expenses and minority interest in income for those properties held jointly with Public Storage, Inc. ("PSI").

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended June 30, 1996 increased $17,000 or 1%, as rental income increased $67,000 or 3%, and costs of operations (including management fees and excluding depreciation expense) increased $50,000 or 6% compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $2,415,000 compared to $2,364,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $51,000, or 2%. This increase was primarily attributable to increased rental rates and occupancy levels. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.60 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities was 90% compared to 89% for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the mini-warehouses increased $48,000 or 6%, to $858,000 from $810,000 for the three months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in payroll and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $3,000 or .2%, from $1,554,000 to $1,557,000 for the three months ended June 30, 1995 and 1996, respectively.

     Rental  income for the  Partnership's  business park  operations  increased
$16,000 or 7%, to $231,000 from $215,000 for the three months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 100% compared to 99% for the three months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.53 compared to $.49 for the three months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $2,000 or 2%, to $94,000 from $92,000 for the three months ended June 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased $14,000, or 11%, to $137,000 from $123,000 for the three months ended June 30, 1996 and 1995, respectively.

     Depreciation and amortization increased by $69,000, from $529,000 for the three months ended June 30, 1995 to $598,000 for the same period in 1996. This increase is due to the depreciation of capital expenditures which were made during 1995 and 1996.

     Minority interest in income decreased $26,000 to $540,000 from $566,000 for the three months ended June 30, 1996 and 1995, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expenses (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $29,000 for the three months ended June 30, 1996, partially offset by increased operations at the Partnership's real estate facilities for those properties owned jointly with PSI.

                            PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six months ended June 30, 1996 compared to six months ended June 30, 1995:

     The Partnership's net income was $1,024,000 and $1,091,000 for the six months ended June 30, 1996 and 1995, respectively, representing a decrease of $67,000, or 6%. This decrease was primarily due to increases in depreciation expense and a decrease in interest income, partially offset by decreases in administrative expenses and minority interest in income for those properties held jointly with PSI.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the six months ended June 30, 1996 increased $22,000 or .7%, as rental income increased $124,000 or 2%, and costs of operations (including management fees and excluding depreciation expense) increased $102,000 or 6%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $4,784,000 compared to $4,655,000 for the six months ended June 30, 1996 and 1995, respectively, representing an increase of $129,000, or 3%. This increase was primarily attributable to increased rental rates and occupancy levels. The weighted average occupancy levels at the mini-warehouse facilities was 89% compared to 88% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.60 for the six months ended June 30, 1996 and 1995, respectively. Costs of operations (including management fees) for the mini-warehouses increased $89,000 or 5%, to $1,727,000 from $1,638,000 for the six months ended June 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in payroll and property tax expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $40,000 or 1% from $3,017,000 to $3,057,000 for the six months ended June 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations decreased $5,000 or 1%, to $450,000 from $455,000 for the six months ended June 30, 1996 and 1995, respectively. The weighted average occupancy levels at the business park facilities was 100% compared to 98% for the six months ended June 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.51 compared to $.48 for the six months ended June 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $13,000 or 7%, to $194,000 from $181,000 for the six months ended June 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income decreased by $18,000 or 7%, from $274,000 to $256,000 for the six months ended June 30, 1995 and 1996, respectively.

     Depreciation and amortization increased by $120,000, from $1,071,000 for the six months ended June 30, 1995 to $1,191,000 for the same period in 1996. This increase is due to the depreciation of capital expenditures which were made during 1995 and 1996.

     Minority interest in income decreased $44,000 to $1,059,000 from $1,103,000 for the six months ended June 30, 1996 and 1995, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expenses (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $55,000 for the six months ended June 30, 1996, partially offset by increased operations at the Partnership's real estate facilities for those properties owned jointly with PSI.

                            PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Liquidity and Capital Resources
- -------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,353,000 for the six months ended June 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,464,000 of capital improvements (of which $429,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. In addition, several of the Texas properties are undergoing major property enhancements, which include the installation of climate control. Total capital improvements were $951,000 for the six months ended June 30, 1996 of which $679,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,742,000 ($16.01 per unit) and $213,000, respectively, during the first six months of 1996. In the second quarter of 1996, the Partnership reduced the distribution rate from $9.01 to $7.00 per quarter. In mid-1995, the Partnership made a special distribution of $8.19 that significantly reduced the Partnership's cash reserves. Over the last year there has been no significant improvement to the Partnership's operations. The General Partners believe that modest increases in the Partnership's operations should enable the Partnership to maintain distributions at a level of $7.00 per quarter, while making necessary capital improvements to the Partnership's properties and replenishing the Partnership's cash reserves.

                          PART II. OTHER INFORMATION


ITEMS 1 through 4 are not applicable.


Item 5   Other Information
         ------------------

     In June and July 1996, PSI completed cash tender offers pursuant to which PSI acquired a total of 7,785 limited partnership units in the Partnership at $357 per unit.

Item 6   Exhibits  and  Reports  on Form 8-K
         -----------------------------------

         (a) The  following  Exhibits  are included herein:

             (27)  Financial Data Schedule

         (b)  Form 8-K

              None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          DATED:   August 13, 1996

                                   PS PARTNERS VII, LTD.,
                                   a California Limited Partnership

                          BY:      Public Storage, Inc.
                                   General Partner

                          BY:        /s/ Ronald L. Havner Jr.
                                   ----------------------------------
                                   Ronald L. Havner, Jr.
                                   Senior Vice President and Chief Financial
                                     Officer of Public Storage, Inc.
                                     (principal financial officer)

                          BY:        /s/ John Reyes
                                   ----------------------------------
                                   John Reyes
                                   Vice President and Controller
                                     of Public Storage, Inc.
                                     (principal accounting officer)