Form 10-Q
period 1996-09-30
PS PARTNERS VII LTD
filed 1996-11-12
CIK 781850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996
                     ------------------
                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from         to
                              --------    ---------

Commission File Number 0-15800
                       -------


              PS PARTNERS VII, LTD., a California Limited Partnership
              -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                        95-4018460
-----------------------------------                      ----------------------
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                       Identification Number)

           701 Western Avenue
          Glendale, California                                  91201-2394
-----------------------------------                      ----------------------
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

                                    Yes X No
                                       --   --

                                      INDEX


PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at September 30, 1996
     and December 31, 1995                                                2

Condensed consolidated statements of income for the three and nine
     months ended September 30, 1996 and 1995                             3

Condensed consolidated statements of cash flows for the nine
     months ended September 30, 1996 and 1995                             4

Notes to condensed consolidated financial statements                      5

Management's discussion and analysis of financial condition
     and results of operations                                          6-8

PART II.  OTHER INFORMATION

(Items 1 through 4 are not applicable)

Item 5 - Other Information                                                9

Item 6 - Exhibits and Reports on Form 8-K                                 9

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                 September 30,          December 31,
                                                                                      1996                  1995
                                                                               -------------------   -------------------
                                                                                  (Unaudited)
                                     ASSETS


       Cash and cash equivalents                                                 $        340,000      $        535,000

       Rent and other receivables                                                          57,000                48,000

       Real estate facilities, at cost:
            Land                                                                       18,782,000            18,782,000
            Buildings and equipment                                                    51,440,000            50,187,000
                                                                               -------------------   -------------------
                                                                                       70,222,000            68,969,000

            Less accumulated depreciation                                             (20,080,000)          (18,271,000)
                                                                               -------------------   -------------------
                                                                                       50,142,000            50,698,000

       Other assets                                                                       155,000               125,000
                                                                               -------------------   -------------------
                                                                                   $   50,694,000      $     51,406,000
                                                                               ===================   ===================


                        LIABILITIES AND PARTNERS' EQUITY


       Accounts payable                                                          $      1,223,000      $        970,000

       Advance payments from renters                                                      362,000               387,000

       Minority interest in general partnerships                                       21,520,000            21,167,000

       Partners' equity:
            Limited partners' equity,  $500 per unit, 150,000
                 units authorized,  108,831 issued and outstanding                     27,243,000            28,522,000
            General partners' equity                                                      346,000               360,000
                                                                               -------------------   -------------------

                 Total partners' equity                                                27,589,000            28,882,000
                                                                               -------------------   -------------------
                                                                                   $   50,694,000      $     51,406,000
                                                                               ===================   ===================

                             See accompanying notes.
                                        2

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)



                                                              Three Months Ended                      Nine Months Ended
                                                                 September 30,                          September 30,
                                                      ------------------------------------   ------------------------------------
                                                            1996               1995               1996               1995
                                                      ------------------  ----------------   ----------------  ------------------

       REVENUE:

       Rental income                                     $    2,684,000    $   2,641,000      $   7,918,000      $    7,751,000

       Interest income                                            3,000           25,000             10,000              80,000
                                                      ------------------  ----------------   ----------------  ------------------
                                                              2,687,000         2,666,000          7,928,000           7,831,000
                                                      ------------------  ----------------   ----------------  ------------------

       COSTS AND EXPENSES:

       Cost of operations                                       831,000           777,000          2,441,000           2,293,000

       Management fees                                          158,000           156,000            469,000             459,000

       Depreciation and amortization                            618,000           570,000          1,809,000           1,641,000

       Administrative                                            44,000            37,000             90,000             118,000
                                                      ------------------  ----------------   ----------------  ------------------
                                                              1,651,000         1,540,000          4,809,000           4,511,000
                                                      ------------------  ----------------   ----------------  ------------------

       Income before minority interest                        1,036,000         1,126,000          3,119,000           3,320,000

       Minority interest in income                             (542,000)         (568,000)        (1,601,000)         (1,671,000)
                                                      ------------------  ----------------   ----------------  ------------------

       NET INCOME                                       $       494,000    $      558,000      $   1,518,000    $      1,649,000
                                                      ==================  ================   ================  ==================

       Limited partners' share of net income
            ($11.26 per unit in 1996 and $11.08
            per unit in 1995)                                                                  $   1,225,000    $      1,206,000
       General partners' share of net income                                                         293,000             443,000
                                                                                             ----------------  ------------------
                                                                                               $   1,518,000    $      1,649,000
                                                                                             ================  ==================

                             See accompanying notes.
                                        3

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                   ---------------------------------------
                                                                                         1996                 1995
                                                                                   ------------------   ------------------

       CASH FLOWS FROM OPERATING ACTIVITIES:

            Net income                                                               $     1,518,000       $    1,649,000

            Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                             1,809,000            1,641,000
                 Increase in rent and other receivables                                       (9,000)              (7,000)
                 Increase in other assets                                                    (30,000)                   -
                 Decrease in accounts payable                                                253,000              240,000
                 Decrease in advance payments from renters                                   (25,000)             (10,000)
                 Minority interest in income                                               1,601,000            1,671,000
                                                                                   ------------------   ------------------
                      Total adjustments                                                    3,599,000            3,535,000
                                                                                   ------------------   ------------------

                      Net cash provided by operating activities                            5,117,000            5,184,000
                                                                                   ------------------   ------------------

       CASH FLOWS FROM INVESTING ACTIVITIES:

            Additions to real estate facilities                                           (1,253,000)            (335,000)
                                                                                   ------------------   ------------------

                      Net cash used in investing activities                               (1,253,000)            (335,000)
                                                                                   ------------------   ------------------

       CASH FLOWS FROM FINANCING ACTIVITIES:

            Distributions to holder of minority interest                                  (1,248,000)          (1,628,000)
            Distributions to partners                                                     (2,811,000)          (4,303,000)
                                                                                   ------------------   ------------------

                      Net cash used in financing activities                               (4,059,000)          (5,931,000)
                                                                                   ------------------   ------------------

       Net decrease in cash and cash equivalents                                            (195,000)          (1,082,000)

       Cash and cash equivalents at the beginning of the period                              535,000            1,844,000
                                                                                   ------------------   ------------------

       Cash and cash equivalents at the end of the period                             $      340,000       $      762,000
                                                                                   ==================   ==================

                             See accompanying notes.
                                        4

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $494,000 and $558,000 for the three months ended September 30, 1996 and 1995, respectively, representing a decrease of $64,000, or 11%. This decrease was primarily due to an increase in depreciation expense, combined with decreases in property operating results and interest income, partially offset by a decrease in minority interest in income for those properties held jointly with Public Storage, Inc. ("PSI").

     Interest income decreased for the three months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the three months ended September 30, 1996 decreased $13,000 or 1%, as rental income increased $43,000 or 2%, and costs of operations (including management fees and excluding depreciation expense) increased $56,000 or 6% compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $2,458,000 compared to $2,429,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $29,000, or 1%. This increase was primarily attributable to increased occupancy levels. The weighted average occupancy levels at the mini-warehouse facilities was 91% compared to 90% for the three months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the mini-warehouse facilities remained stable at $.61 for the three months ended September 30, 1996 and 1995. Cost of operations (including management fees) for the mini-warehouses increased $60,000, or 7%, to $873,000 from $813,000 for the three months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in property tax, payroll, and advertising expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased $31,000 or 2%, from $1,616,000 to $1,585,000 for the three months ended September 30, 1995 and 1996, respectively.

     Rental income for the Partnership's business park operations increased $14,000 or 7%, to $226,000 from $212,000 for the three months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increased rental rates and occupancy levels. The weighted average occupancy levels at the business park facilities was 100% compared to 99% for the three months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.53 compared to $.48 for the three months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks decreased $4,000, or 3%, to $116,000 from $120,000 for the three months ended September 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased $18,000, or 20%, to $110,000 from $92,000 for the three months ended September 30, 1996 and 1995, respectively.

     Depreciation and amortization increased by $48,000, from $570,000 for the three months ended September 30, 1995 to $618,000 for the same period in 1996. This increase is due to the depreciation of capital expenditures which were made during 1995 and 1996.

     Minority interest in income decreased $26,000 to $542,000 from $568,000 for the three months ended September 30, 1996 and 1995, respectively. This decrease

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


was primarily attributable to the allocation of depreciation and amortization expenses (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $29,000 for the three months ended September 30, 1996 compared to $12,000 for the same period in 1995, and a decrease in operations at the Partnership's real estate facilities for those properties owned jointly with PSI.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995:

     The Partnership's net income was $1,518,000 and $1,649,000 for the nine months ended September 30, 1996 and 1995, respectively, representing a decrease of $131,000, or 8%. This decrease was primarily due to an increase in depreciation expense and a decrease in interest income, partially offset by decreases in minority interest in income for those properties held jointly with PSI and administrative expenses.

     Interest income decreased for the nine months ended September 30, 1996 over the same period in 1995 as a result of a decrease in average invested cash balances.

     Net property income (rental income less cost of operations and management fees and excluding depreciation) for the nine months ended September 30, 1996 increased $9,000, as rental income increased $167,000, or 2%, and costs of operations (including management fees and excluding depreciation expense) increased $158,000, or 6%, compared to the same period in 1995.

     Rental income for the Partnership's mini-warehouse operations was $7,241,000 compared to $7,083,000 for the nine months ended September 30, 1996 and 1995, respectively, representing an increase of $158,000, or 2%. This increase was primarily attributable to increased rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities was $.61 compared to $.60 for the nine months ended September 30, 1996 and 1995, respectively. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 89% for the nine months ended September 30, 1996 and 1995. Costs of operations (including management fees) for the mini-warehouses increased $157,000, or 6%, to $2,602,000 from $2,445,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increases in property tax, payroll, and advertising expenses, partially offset by a decrease in repairs and maintenance expense. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased $1,000 to $4,639,000 from $4,638,000 for the nine months ended September 30, 1996 and 1995, respectively.

     Rental income for the Partnership's business park operations decreased $9,000 or 1%, to $677,000 from $668,000 for the nine months ended September 30, 1996 and 1995, respectively. This increase was primarily attributable to increased rental rates and occupancy levels. The weighted average occupancy levels at the business park facilities was 100% compared to 99% for the nine months ended September 30, 1996 and 1995, respectively. The monthly average realized rent per square foot for the business park facilities was $.52 compared to $.48 for the nine months ended September 30, 1996 and 1995, respectively. Cost of operations (including management fees) for the business parks increased $1,000 to $308,000 from $307,000 for the nine months ended September 30, 1996 and 1995, respectively. Accordingly, for the Partnership's business park facilities, property net operating income increased by $8,000 or 2%, from $361,000 to $369,000 for the nine months ended September 30, 1995 and 1996, respectively.

     Depreciation and amortization increased by $168,000, from $1,641,000 for the nine months ended September 30, 1995 to $1,809,000 for the same period in 1996. This increase is due to the depreciation of capital expenditures which were made during 1995 and 1996.

     Administrative expenses decreased $28,000 from $118,000 in 1995 to $90,000 in 1996. This decrease is principally a result of non-recurring expenses in 1995, totaling $24,000, incurred in connection with environmental assessments of the Partnership's facilities.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Minority interest in income decreased $70,000 to $1,601,000 from $1,671,000 for the nine months ended September 30, 1996 and 1995, respectively. This decrease was primarily attributable to the allocation of depreciation and amortization expenses (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $84,000 for the nine months ended September 30, 1996 compared to $12,000 for the same period in 1995.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($5,117,000 for the nine months ended September 30, 1996) has been sufficient to meet all current obligations of the Partnership.

     During 1996, the Partnership anticipates approximately $1,464,000 of capital improvements (of which $429,000 represents PSI's joint venture share). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities managed by it. Such enhancements will include new signs, exterior color schemes, and improvements to the rental offices. In addition, several of the Texas properties are undergoing major property enhancements, which include the installation of climate control. Total capital improvements were $1,253,000 for the nine months ended September 30, 1996 of which $877,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $2,504,000 ($23.01 per unit) and $307,000, respectively, during the first nine months of 1996. In the second quarter of 1996, the Partnership reduced the distribution rate from $9.01 to $7.00 per quarter. In mid-1995, the Partnership made a special distribution of $8.19 that significantly reduced the Partnership's cash reserves. Over the last year there has been no significant improvement to the Partnership's operations. The General Partners believe that modest increases in the Partnership's operations should enable the Partnership to maintain distributions at a level of $7.00 per quarter, while making necessary capital improvements to the Partnership's properties, and replenishing the Partnership's cash reserves.

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

                              DATED:   November 12, 1996

                                       PS PARTNERS VII, LTD.,
                                       a California Limited Partnership

                              BY:      Public Storage, Inc.
                                       General Partner

                              BY:        /s/ Ronald L. Havner Jr.
                                       ------------------------------
                                       Ronald L. Havner, Jr.
                                       Senior Vice President and Chief Financial
                                         Officer of Public Storage, Inc.
                                         (principal financial officer)

                              BY:        /s/ John Reyes
                                       ------------------------------
                                       John Reyes
                                       Vice President and Controller
                                         of Public Storage, Inc.
                                         (principal accounting officer)