Form 10-K405
period 1996-12-31
PS PARTNERS VII LTD
filed 1997-03-28
CIK 781850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996
                          -----------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from             to
                              ------------   -------------

Commission File Number 0-15800
                       -------

             PS PARTNERS VII, LTD., a California Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                            95-4018460
---------------------------------                      -------------------------
  (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                         Identification Number)

        701 Western Avenue
       Glendale, California                                       91201-2394
--------------------------------                       -------------------------
  (Address of principal executive                                 (Zip Code)
               offices)

Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes   X   No
                                       ------   ------

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

                                      NONE

                                     PART I

ITEM 1.  BUSINESS.
         ---------
General
-------

     PS Partners VII, Ltd. (the "Partnership") is a publicly held limited partnership formed under the California Revised Limited Partnership Act.
Commencing in April 1986, 150,000 units of limited partnership interest (the "Units") were offered to the public in an interstate offering. The offering was completed in April 1987 with a total of 108,831 Units sold.

     The Partnership was formed to invest in and operate existing self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 35% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's investments were made through general partnerships with Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a real estate investment trust
("REIT") organized as a corporation under the laws of California. For tax administrative efficiency, the original general partnerships with PSI were consolidated into a single general partnership effective December 31, 1990.

     In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

     The Partnership's general partners (the "General Partners") are PSI and B. Wayne Hughes ("Hughes"). PSI became a co-general partner in September 1993, when PSI acquired the interest of PSI Associates, Inc. ("PSA"), an affiliate of PSMI, relating to PSA's general partner capital contribution in the Partnership. Hughes has been a general partner of the Partnership since its inception. Hughes is the chairman of the board and chief executive officer of PSI, and Hughes and members of his family (the "Hughes Family") are the major shareholders of PSI. The Partnership is managed, and its investment decisions are made by Hughes and the executive officers and directors of PSI. The limited partners of the Partnership have no right to participate in the management or conduct of its business affairs.

     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. PSI believes that it is the largest operator of mini-warehouse facilities in the United States.

     Through 1996, the Partnership's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to American Office Park Properties, L.P. ("AOPPLP"), an operating partnership formed to own and operate business parks in which PSI has approximately an 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 3.3% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc. Ronald L. Havner, Jr., formerly Senior Vice-President and Chief Financial Officer of PSI, is the Chief Executive Officer of American Office Park Properties, Inc. See Item 13.

     PSI's current relationship with the Partnership includes (i) the joint ownership of 18 of the Partnership's 20 properties (which excludes the properties transferred to AOPPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of February 19, 1997, PSI owned approximately 58.06% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------
     The Partnership owns interests in 20 properties (which exclude the properties transferred to AOPPLP in January 1997); 18 of such properties are held in a general partnership comprised of the Partnership and PSI. The

Partnership initially owned interests in 23 properties; 21 mini-warehouses, and 2 business parks. The Partnership purchased its last property in August, 1987. One of the mini-warehouses, the Homestead, Florida facility, was completely destroyed by Hurricane Andrew in August 1992. Reference is made to the table in
Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------
     Through 1996, the Partnership owned and operated two business parks; one in Mesa, Arizona and one in Tempe, Arizona. These properties were transferred to AOPPLP in January 1997 in exchange for a 3.3% interest in AOPPLP.

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

     The Partnership will terminate on December 31, 2038, unless dissolved earlier. Under the terms of the general partnership agreement with PSI, as of December 31, 1996, PSI has the right to require the Partnership to sell all of the joint venture properties (see Item 12(c)). The General Partners have no present intention to seek the liquidation of the Partnership because they believe that it is not an opportune time to sell mini-warehouses. Although the General Partners originally anticipated a liquidation of the Partnership in 1991-1994, since the completion of the Partnership's offering in 1986, significant changes have taken place in the financial and real estate markets that must be taken into account in considering the timing of any proposed sale or financing, including: (i) the increased construction of mini-warehouses from 1984 to 1988, which has increased competition, (ii) the general deterioration of the real estate market (resulting from a variety of factors, including changes in tax laws), which has significantly affected property values and decreased sales activities and (iii) the reduced sources of real estate financing.

     In 1992, PSI offered Limited Partners of the Partnership (and two other affiliated Partnerships) the right to exchange their Units for shares of PSI's Common Stock. In connection with the exchange offer, the General Partners indicated to Limited Partners that they would continue to evaluate the advisability of the sale or financing of the Partnership's properties and that at some point prior to the expiration of the period originally estimated for the sale or financing of the properties (at the end of 1995 in the case of the Partnership), the General Partners intended to conduct an analysis to determine the feasibility of a sale or financing of the properties, to make a recommendation to Limited Partners and to retain independent appraisers to conduct a study of the current value of the properties. In that regard, the Partnership engaged Lawrence R. Nicholson, MAI, a principal with the firm of Nicholson-Douglas Realty Consultants, Inc. ("NDRC") to perform a limited investigation and appraisal of the Partnership's property portfolio. In a letter appraisal report dated December 7, 1995, NDRC indicated that, based on the assumptions contained in the report, the aggregate market value of the Partnership's 22 properties (consisting not only of the Partnership's interest but also including PSI's interest), as of September 30, 1995, was $65,600,000 ($60,800,000 for the 22 mini-warehouses and $4,800,000 for the two business parks). (In January 1997, after the date of the appraisal, the Partnership transferred its business parks to AOPPLP in exchange for a 3.3% interest in AOPPLP.) NDRC's report is limited in that NDRC did not inspect the properties and relied primarily upon the income capitalization approach in arriving at its opinion. NDRC's aggregate value conclusion represents the 100% property interests, and although not valued separately, includes both the interest of the Partnership in the properties, as well as the interest of PSI, which owns a joint venture interest (ranging from about 10% to 60%) in 20 of the 22 properties. The analytical process that was undertaken in the appraisal included a review of the properties' unit mix, rental rates and historical financial statements. Following these reviews, a stabilized level of net operating income was projected for the properties ($6,271,000 for the 20 mini-warehouses and $489,000 for the two business parks). In the case of the mini-warehouses, value estimates were then made using both direct capitalization analysis ($62,800,000) and a discounted cash flow analysis ($60,700,000). These value estimates were then compared to an estimated value ($59,700,000) using a regression analysis applied to a sample of approximately 300 sales of mini-warehouses to evaluate the reasonableness of the estimates using the direct capitalization and discounted cash flow analysis. The business parks were valued using a direct capitalization analysis. NDRC did not appraise the Partnership's property destroyed in 1992. NDRC has prepared other appraisals for the General Partners and their affiliates and is expected to continue to prepare appraisals for the General Partners and their affiliates. No environmental investigations were conducted with respect to the limited investigation of the Partnership's properties. Accordingly, NDRC's appraisal did not take into account any environmental cleanup or other costs that might be incurred in connection with a disposition of the properties. Although there can be no assurance, based on recently completed environmental investigations (see Item 2), the Partnership is not aware of any environmental contamination of its facilities material to its overall business or environmental condition. In addition to assuming compliance with applicable environmental laws, the appraisal also assumed, among other things, compliance with applicable zoning and use regulations and the existence of required licenses.

     Limited Partners should recognize that appraisals are opinions as of the date specified, are subject to certain assumptions and the appraised value of the Partnership's properties may not represent their true worth or realizable value. There can be no assurance that, if these properties were sold, they would be sold at the appraised values; the sales price might be higher or lower than the appraised values.

     As Limited Partners were previously informed in December 1995, based on NDRC's limited appraisal (as of September 1995), the General Partners have estimated a liquidation value per Unit of $357. This liquidation value was calculated assuming (i) the properties owned by the Partnership and PSI were sold at the values reflected in NDRC's report, (ii) costs of 5% of the sales price of the properties were incurred in the sale of the properties, (iii) the proceeds from the properties held jointly by the Partnership and PSI were allocated between them in accordance with the joint venture agreement and (iv) the Partnership's net assets were liquidated at their book value at September 30, 1995.

     In June and July 1996, PSI completed cash tender offers pursuant to which PSI acquired a total of 7,785 additional limited partnership units in the Partnership at $357 per Unit.

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800) 44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1996, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 120,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly average realized rent per square foot for the mini-warehouse facilities were $.61 in 1996 compared to $.60 in 1995. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 89% during 1996 and 1995. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

     * Systems and controls. PSI has an organizational structure and a property operation system, "CHAMP" (Computerized Help and Management Program), which links its corporate office with each mini-warehouse. This enables PSI to obtain daily information from each mini-warehouse and to achieve efficiencies in operations and maintain control over its space inventory, rental rates, promotional discounts and delinquencies. Expense management is achieved through centralized payroll and accounts payable systems and a comprehensive property tax appeals department, and PSI has an extensive internal audit program designed to ensure proper handling of cash collections.

     * Professional property operation. In addition to the approximately 120 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouse in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and three divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 13 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

Mini-warehouse Property Operator
--------------------------------
     The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement.

     Under the supervision of the Partnership, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

     PSI engages, at the expense of the Partnership, employees for the operation of the Partnership's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

     In the purchasing of services such as advertising (including broadcast media advertising) and insurance, PSI attempts to achieve economies by combining the resources of the various facilities that it operates. Facilities operated by PSI have historically carried comprehensive insurance, including fire, earthquake, liability and extended coverage.

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

     The Partnership's facilities are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the Partnership's facilities are located. Broadcast media and other advertising costs are charged to the Partnership's facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

     For as long as the Management Agreement is in effect, PSI has granted the Partnership a non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

     The Management Agreement between the Partnership and PSI provides that the Management Agreement may be terminated without cause upon 60 days written notice by either party.

Commercial Property Operator
----------------------------
     Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial properties to AOPPLP.

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

Employees
---------
     There are 75 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or AOPPLP.


ITEM 2.  PROPERTIES.
         ----------
     The following table sets forth information as of December 31, 1996, about properties owned by the Partnership. Twenty two of these properties were acquired jointly with PSI and were contributed to general partnerships comprised of the Partnership and PSI.

                                        Net               Number
                                      Rentable              of               Date of                Ownership
Location                            Square Feet           Spaces           Acquisition              Percentage
-------------------------          --------------     ---------------    ---------------          -------------
ARIZONA
Mesa (1) (3)                            79,900              21              07/25/86                  88.6%
   West Commerce Plaza
University (1) (3)                      68,600              22              07/25/86                  88.6
   Tempe
CALIFORNIA
Arleta                                  30,900             299              11/26/86                  50.0
   Osborne St.
City of Industry                        60,000             565              04/01/87                  50.0
   Amar Rd.
COLORADO
Denver                                 104,000            1,022             12/19/86                  70.0
   Sheridan Blvd.
Lakewood                               100,900             780              09/12/86                  70.0
   W. 6th Ave.
FLORIDA
Homestead                                    -                -             10/31/86                 100.0
   S.W. 157th Ave. (2)
GEORGIA
Marietta                                95,100             637              12/10/86                  50.0
   Cobb Pkwy.
INDIANA
Hammond                                 45,100             395              08/11/87                  40.2
   Calumet
OKLAHOMA
Oklahoma City                           61,000             608              05/28/87                 100.0
  Hefner Rd.
OREGON
Gresham                                 45,400             522              12/18/86                  50.0
   S.E. Burnside
Hillsboro                               36,500             459              12/19/86                  50.0
   Tualatin Valley Hwy.
Portland                                51,400             514              07/01/87                 100.0
   Moody St.

                                        Net               Number
                                      Rentable              of               Date of                Ownership
Location                            Square Feet           Spaces           Acquisition              Percentage
-------------------------          --------------     ---------------    ---------------          -------------
TEXAS
Austin                                  75,100             808              10/01/86                  70.0
   Research Blvd.
Houston                                 77,400             678              10/01/86                  70.0%
   Long Point
Houston                                 90,100             709              10/01/86                  70.0
   N. Freeway
Houston                                122,100            1,105             10/01/86                  70.0
   Old Katy Rd.
Houston                                119,200            1,105             10/01/86                  70.0
   Plainfield Rd.
Houston                                120,400            1,175             10/01/86                  70.0
   South Loop 610 West
San Antonio                             80,600             788              12/23/86                  50.0
   Sunset Rd.
VIRGINIA
Annandale                               31,400             291              03/16/87                  50.0
   Ravensworth Rd.
WASHINGTON
Auburn                                  52,800             605              12/10/86                  50.0
   Auburn Way N.
Lynwood
   96th St. SW                          75,800             590              12/31/86                  70.0

----------------
(1)  Business Park
(2) In August 1992, the facility's mini-warehouse buildings were completely destroyed by Hurricane Andrew.
(3) In January 1997, the Partnership contributed its business park facilities to AOPPLP in exchange for a 3.3% interest in AOPPLP. See Item 1.

     The weighted average occupancy levels for the mini-warehouse and business park facilities were 89% and 100%, respectively, in 1996 compared to 89% and 99%, respectively, in 1995. The monthly average realized rent per square foot for the mini-warehouse and business park facilities $.61 and $.52, respectively, in 1996 compared to $.60 and $.48, respectively, in 1995.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership expensed in 1995 an estimated $85,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ------------------------------------------------------------------
     The Partnership has no common stock.

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1996, there were approximately 1,972 record holders of Units.

     In June and July 1996, PSI completed cash tender offers pursuant to which PSI acquired a total of 7,785 additional limited partnership units in the Partnership at $357 per Unit.

     The Partnership makes quarterly distributions of all "Cash Available for Distribution" and will make distributions of "Cash from Sales or Refinancing". Cash Available for Distribution is cash flow from all sources less cash necessary for any obligations or capital improvements, or reserves.

     Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------


                                                                 For the Year Ended December 31,
                                              --------------------------------------------------------------------------
                                                1996           1995            1994            1993           1992
                                              --------       --------        --------        --------       --------
                                                             (In thousands, except per Unit data)

Revenues                                     $ 10,584        $ 10,401       $ 10,227         $ 9,716         $ 9,390

Depreciation and amortization                   2,432           2,204          2,128           2,218           2,117

Interest expense                                    -               -              -              43             164

Income before loss on
   destroyed real estate facility               1,971           2,061          2,230           1,789           1,615

Net income                                      1,971           2,061          2,230           1,657           1,615

   Limited partners' share                      1,588           1,505          1,850           1,352           1,331

   General partners' share                        383             556            380             305             284

Limited partners'
   per unit data (a)

   Net income                                 $ 14.59         $ 13.83        $ 17.00         $ 12.42         $ 12.23

   Cash distributions (b) (c)                 $ 30.01         $ 44.23        $ 39.35         $ 23.80         $ 22.10

----------------------------------------------------------------------------------------------------------------------
As of December 31,
----------------------------------------------------------------------------------------------------------------------

Cash and cash
   equivalents                               $    142        $    535       $  1,844        $  2,675        $  1,318


Total assets                                 $ 50,122        $ 51,406       $ 54,630        $ 57,348        $ 58,573

Mortgage notes
   payable                                   $      -        $      -       $      -        $      -        $  1,096

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------------------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income was $1,971,000 in 1996 compared to $2,061,000 in 1995, representing a decrease of $90,000, or 4%. The decrease was primarily attributable to an increase in depreciation expense, combined with a decrease in interest income, partially offset by a decreases in environmental costs and minority interest in income for those properties held jointly with PSI, combined with increased property operating results.

     Property net operating income (rental income less cost of operations and management fees and excluding depreciation expense) increased approximately $45,000 in 1996 compared to 1995, as rental income increased by $279,000, or 3%, and cost of operations (including management fees) increased by $234,000, or 6%.

     Rental income for the Partnership's mini-warehouse operations was $9,672,000 in 1996 compared to $9,412,000 in 1995, representing an increase of $260,000, or 3%. The increase in rental income was primarily attributable to increased average realized rental rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities were $.61 in 1996 compared to $.60 in 1995. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 89% during 1996 and 1995. Costs of operations (including management fees) increased $233,000, or 7%, to $3,535,000 in 1996 from $3,302,000 in 1995. This increase was primarily attributable to increases in property tax, advertising and promotion, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $27,000 to $6,137,000 in 1996 from $6,110,000 in 1995.

     Rental income for the Partnership's business park operations was $900,000 in 1996 compared to $881,000 in 1995, representing an increase of $19,000, or 2%. Rental income in 1995 included a $36,000 lease buyout at the Partnership's Tempe, Arizona facility. Excluding the effect of the lease buyout, the increase in rental income of $55,000, or 6%, was primarily attributable to increased rental rates and increased occupancy rates at the Partnership's business park facilities. The monthly realized rent per square foot for the business park facilities was $.52 in 1996 compared to $.48 in 1995. The weighted average occupancy levels at the business park facilities were 100% in 1996 compared to 99% in 1995. Cost of operations (including management fees) increased $1,000 to $421,000 in 1996 from $420,000 in 1995. Accordingly, for the Partnership's business park facilities, property net operating income increased by $18,000, or 4%, to $479,000 in 1996 from $461,000 in 1995.

     Interest income decreased in 1996 over 1995 as a result of a decrease in average invested cash balances.

     Depreciation and amortization increased $228,000 to $2,432,000 in 1996 from $2,204,000 in 1995. This increase is principally attributable to depreciation of capital expenditures made during 1995 and 1996.

     Minority interest in income was $2,111,000 in 1996 and $2,184,000 in 1995, representing a decrease of $73,000, or 3%. The decrease was primarily attributable to the allocation of depreciation and amortization expenses (pursuant to the partnership agreement with respect to those real estate facilities which are jointly owned with PSI) to PSI of $118,000 for 1996 and $25,000 in 1995, partially offset by increased operations at the Partnership's mini-warehouse facilities which are jointly owned with PSI.

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

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes expensed in 1995 an estimated $85,000 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

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

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1996 totaling $142,000.

     Cash flows from operating activities ($6,488,000 for the year ended December 31, 1996) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $1,477,000, $609,000, and $626,000 in 1996, 1995, and 1994, respectively. The increase in 1996 capital improvements is primarily attributable to various repair and refurbishment projects at four of the Partnership's Houston, Texas mini-warehouse facilities for approximately $858,000. During 1997, the Partnership anticipates incurring approximately $791,000 of capital improvements (including PSI's joint venture share of $296,000). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1996 and prior years were as follows:

                                           Total                      Per Unit
                                     --------------                ------------
      1996                             $3,666,000                      $30.01
      1995                              5,403,000                       44.23
      1994                              4,687,000                       39.35
      1993                              2,907,000                       23.80
      1992                              2,701,000                       22.10
      1991                              3,339,000                       27.34
      1990                              2,407,000                       19.71
      1989                              3,053,000                       25.00
      1988                              3,054,000                       25.00
      1987                              2,899,000                       24.90
      1986                                547,000                       12.89

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

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as American Office Park Properties, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its business parks to AOPPLP in exchange for a 3.3% interest in AOPPLP.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


     Name                                   Positions with PSI
-------------------        ---------------------------------------------------
B. Wayne Hughes            Chairman of the Board and Chief Executive Officer
Harvey Lenkin              President and Director
John Reyes                 Senior Vice President and Chief Financial Officer
Hugh W. Horne              Senior Vice President
Obren B. Gerich            Senior Vice President
Marvin M. Lotz             Senior Vice President
David Goldberg             Senior Vice President and General Counsel
A. Timothy Scott           Senior Vice President and Tax Counsel
Sarah Hass                 Vice President and Secretary
Robert J. Abernethy        Director
Dann V. Angeloff           Director
William C. Baker           Director
Uri P. Harkham             Director

     B. Wayne Hughes, age 63, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes was an officer and director of affiliates of PSMI and a director of PSMI until November 1995. Mr. Hughes has been Chairman of the Board and Chief Executive Officer since 1990 of Public Storage Properties XI, Inc., Public Storage Properties XIV, Inc., Public Storage Properties XV, Inc., Public Storage Properties XVI, Inc., Public Storage
Properties XVII, Inc., Public Storage Properties XVIII, Inc., Public Storage Properties XIX, Inc. and Public Storage Properties XX, Inc. (collectively, the "Public Storage REITs"), REITs that were organized by affiliates of PSMI. From 1989-90 until the respective dates of merger, he was Chairman of the Board and Chief Executive Officer of Public Storage Properties VI, Inc., Public Storage Properties VII, Inc., Public Storage Properties VIII, Inc., Public Storage
Properties IX, Inc., Public Storage Properties X, Inc. and Public Storage Properties XII, Inc., PS Business Parks, Inc., Partners Preferred Yield, Inc., Partners Preferred Yield II, Inc., Partners Preferred Yield III, Inc. and Storage Properties, Inc. ("SPI") (collectively, the "Merged Public Storage REITs"), affiliated REITs that were merged into PSI between September 1994 and December 1996. Mr. Hughes has been active in the real estate investment field for over 25 years.

     Harvey Lenkin, age 60, became President and a director of PSI in November 1991. Mr. Lenkin was an officer and director of PSMI and its affiliates until November 1995. He has been President of the Public Storage REITs since 1990. He was President of the Merged Public Storage REITs from 1989-90 until the respective dates of merger and was also a director of SPI from 1989 until June 1996.

     John Reyes, age 36, a certified public accountant, joined PSMI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Hugh W. Horne, age 52, has been a Vice President of PSI since 1980 and was Secretary of PSI from 1980 until February 1992 and became Senior Vice President of PSI in November 1995. He was an officer of PSMI from 1973 to November 1995. Mr. Horne has been a Vice President of the Public Storage REITs since 1993. He was a Vice president of SPI from 1989 until June 1996 and of the other Merged Public Storage REITs from 1993 until the respective dates of merger. He is responsible for managing all aspects of property acquisition for PSI.

     Obren B. Gerich, age 58, a certified public accountant and certified financial planner, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991. Mr. Gerich was an officer of PSMI from 1975 to November 1995. He has been Vice President and Secretary of the Public Storage REITS since 1990 and was Chief Financial Officer until November 1995. Mr. Gerich was Vice President and Secretary of the Merged Public Storage REITs from 1989-90 until the respective dates of merger.

     Marvin M. Lotz, age 54, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSMI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 47, joined PSMI's legal staff in June 1991, rendering services on behalf of PSI and PSMI. He became a Senior Vice President and General Counsel of PSI in November 1995 and Vice President and General Counsel of the Public Storage REITs in December 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     A. Timothy Scott, age 45, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI and PSMI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI.

     Sarah Hass, age 41, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSMI's legal department in June 1991, rendering services on behalf of PSI and PSMI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI and PSMI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 57, is President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 61, is President of the Angeloff Company, a corporate financial advisory firm. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Bonded Motors, Inc., Compensation Resource Group, Datametrics Corporation, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc., Royce Medical Company and Seda Specialty Packaging Corp. He was a director of SPI from 1989 until June 1996.

     William C. Baker, age 63, became a director of PSI in November 1991. Since April 1996, Mr. Baker has been Chairman of the Board of Santa Anita Realty Enterprises, Inc., a REIT that owns the Santa Anita Racetrack and other real estate assets. In August 1996, he became Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company, which operates the Santa Anita Racetrack through its subsidiary the Los Angeles Turf Club, Incorporated.

From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. Since January 1992, he has been Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company.

     Uri P. Harkham, age 48, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
     (a) At February 19, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

      Title                                                                  Amount of               Percent
        of                          Name and Address of                      Beneficial                 of
      Class                          Beneficial Owner                        Ownership                 Class
------------------        -----------------------------------------         -------------------      ----------
Units of Limited          Public Storage, Inc.
Partnership               701 Western Avenue
Interest                  Glendale, CA 91201-2394  (1)                       63,191 Units (1)          58.06%

-------------------
(1)  These  Units  are  held  of  record  by  SEI   Arlington   Acquisition
     Corporation, a wholly-owned subsidiary of PSI.

          The Partnership is not aware of any other beneficial owners of more than 5% of the Units.

          In June and July 1996, PSI completed cash tender offers pursuant to which PSI acquired a total of 7,785 additional limited partnership units in the Partnership at $357 per Unit.

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

          The Partnership has acquired interests in 20 properties (which exclude the properties transferred to AOPPLP in January 1997); 18 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1996, PSI has the right to require the Partnership to sell a majority of its properties.

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

     During 1996, approximately $367,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 20 properties (which exclude the properties transferred to AOPPLP in January 1997); 18 of such properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1996, the Partnership paid fees of $580,000 to PSI pursuant to the Management Agreement.

     Through 1996, the Partnership's commercial properties were managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. During 1996, the Partnership paid $45,000 to PSCPG pursuant to the Management Agreement. PSI has a 95% economic interest (represented by voting preferred stock) in PSCPG and the Hughes Family had a 5% economic interest (represented by voting common stock) in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG issued additional voting common stock to two other unaffiliated investors. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 3.3% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

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

10.1 Second Amended and Restated Management Agreement dated November 16, 1995, between the Partnership and Public Storage Management, Inc. Previously filed with the Securities and Exchange Commission as an exhibit to PS Partners, Ltd.'s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

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



                                      PS PARTNERS VII, LTD.,
                                      a California Limited Partnership
Dated:  March 26, 1997         By:    Public Storage, Inc., General Partner


                               By:    /s/ B Wayne Hughes
                                      -------------------------------------
                                      B. Wayne Hughes, Chairman of the Board

                               By:    /s/ B Wayne Hughes
                                      -------------------------------------
                                      B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

            Signature                                       Capacity                                 Date
------------------------------------------ ---------------------------------------------     -----------------------
/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1997
------------------------------------------ Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)



/s/ Harvey Lenkin                          President and Director                               March 26, 1997
------------------------------------------ of Public Storage, Inc.
Harvey Lenkin


/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1997
------------------------------------------ of Public Storage, Inc. (principal financial
John Reyes                                 officer and principal accounting officer)



/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1997
------------------------------------------
Robert J. Abernethy



/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1997
------------------------------------------
Dann V. Angeloff



/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1997
------------------------------------------
William C. Baker



/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1997
------------------------------------------
Uri P. Harkham

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))




                                                                   Page
                                                                References
                                                                ----------

Report of Independent Auditors                                      F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31, 1996
   and 1995                                                         F-2

For the years ended December 31, 1996, 1995 and 1994:
                                                                    F-3
   Statements of Income

   Consolidated Statements of Partners' Equity                      F-4

   Consolidated Statements of Cash Flows                          F-5 - F-6

   Notes to Consolidated Financial Statements                    F-7 - F-10

Schedule

   III - Real Estate and Accumulated Depreciation                F-11 - F-13


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

                         Report of Independent Auditors


The Partners
PS Partners VII, Ltd., a California Limited Partnership


We have audited the consolidated balance sheets of PS Partners VII, Ltd., a California Limited Partnership, as of December 31, 1996 and 1995 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners VII, Ltd., a California Limited Partnership, at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                                         ERNST & YOUNG LLP

March 18, 1997
Los Angeles, California


                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995

                                                                                             1996               1995
                                                                                   -------------------------------------


                                     ASSETS
Cash and cash equivalents                                                                  $ 142,000         $ 535,000

Rent and other receivables                                                                    73,000            48,000

Real estate facilities, at cost:
          Land                                                                            18,782,000        18,782,000
          Buildings and equipment                                                         51,664,000        50,187,000
                                                                                   -------------------------------------
                                                                                          70,446,000        68,969,000

          Less accumulated depreciation                                                  (20,703,000)      (18,271,000)
                                                                                   -------------------------------------
                                                                                          49,743,000        50,698,000

Other assets                                                                                 164,000           125,000
                                                                                   -------------------------------------
                                                                                        $ 50,122,000      $ 51,406,000
                                                                                  =====================================

                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                         $ 1,054,000         $ 970,000

Advance payments from renters                                                                341,000           387,000

Minority interest in general partnerships                                                 21,540,000        21,167,000

Partners' equity:
          Limited partners' equity, $500 per unit, 150,000
                    units authorized, 108,831 issued and outstanding                      26,844,000        28,522,000
          General partners' equity                                                           343,000           360,000
                                                                                   -------------------------------------
                    Total partners' equity                                                27,187,000        28,882,000
                                                                                   -------------------------------------
                                                                                        $ 50,122,000      $ 51,406,000
                                                                                   =====================================

                             See accompanying notes.
                                       F-2


                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF INCOME For
                the years ended December 31, 1996, 1995, and 1994



                                                                          1996              1995               1994
                                                                --------------------------------------------------------

REVENUE:
Rental income                                                        $ 10,572,000       $ 10,293,000      $ 10,149,000
Interest income                                                            12,000            108,000            78,000
                                                                --------------------------------------------------------
                                                                       10,584,000         10,401,000        10,227,000
                                                                --------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                      3,331,000          3,113,000         2,939,000
Management fees                                                           625,000            609,000           607,000
Depreciation and amortization                                           2,432,000          2,204,000         2,128,000
Administrative                                                            114,000            120,000            95,000
Environmental costs                                                             0            110,000                 -
                                                                --------------------------------------------------------
                                                                        6,502,000          6,156,000         5,769,000
                                                                --------------------------------------------------------

Income before minority interest                                         4,082,000          4,245,000         4,458,000

Minority interest in income                                            (2,111,000)        (2,184,000)       (2,228,000)
                                                                --------------------------------------------------------

NET INCOME                                                            $ 1,971,000        $ 2,061,000       $ 2,230,000
                                                                ========================================================

Limited partners' share of net income
          ($14.59, $13.83, and $17.00 per unit in
          1996, 1995, and 1994, respectively)                         $ 1,588,000        $ 1,505,000       $ 1,850,000
General partners' share of net income                                     383,000            556,000           380,000
                                                                ========================================================
                                                                      $ 1,971,000        $ 2,061,000       $ 2,230,000
                                                                ========================================================

                             See accompanying notes.
                                       F-3

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1996, 1995, and 1994


                                                                          Limited            General
                                                                          Partners          Partners            Total
                                                                --------------------------------------------------------
Balances at December 31, 1993                                        $ 34,263,000          $ 418,000      $ 34,681,000

Net income                                                              1,850,000            380,000         2,230,000

Distributions                                                          (4,282,000)          (405,000)       (4,687,000)
                                                                --------------------------------------------------------

Balances at December 31, 1994                                          31,831,000            393,000        32,224,000

Net income                                                              1,505,000            556,000         2,061,000

Distributions                                                          (4,814,000)          (589,000)       (5,403,000)
                                                                --------------------------------------------------------

Balances at December 31, 1995                                          28,522,000            360,000        28,882,000

Net income                                                              1,588,000            383,000         1,971,000

Distributions                                                          (3,266,000)          (400,000)       (3,666,000)
                                                                --------------------------------------------------------

Balances at December 31, 1996                                        $ 26,844,000          $ 343,000      $ 27,187,000
                                                                ========================================================

                             See accompanying notes.
                                       F-4

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994



                                                                          1996              1995             1994
                                                                    ----------------------------------------------------
Cash flows from operating activities:
          Net income                                                    $ 1,971,000       $ 2,061,000      $ 2,230,000

          Adjustments to reconcile net income to net cash provided by operating activities:

                    Depreciation and amortization                         2,432,000         2,204,000        2,128,000
                    (Increase) decrease in rent and other receivables       (25,000)           (5,000)         330,000
                    (Increase) decrease in other assets                     (39,000)           (7,000)          55,000
                    Increase (decrease) in accounts payable                  84,000            30,000         (386,000)
                    (Decrease) increase in advance payments from renters    (46,000)           14,000          (62,000)
                    Minority interest in income                           2,111,000         2,184,000        2,228,000
                                                                    ----------------------------------------------------

                              Total adjustments                           4,517,000         4,420,000        4,293,000
                                                                    ----------------------------------------------------

                              Net cash provided by operating activities   6,488,000         6,481,000        6,523,000
                                                                    ----------------------------------------------------

Cash flows from investing activities:

                    Proceeds from insurance settlement for partial
                              condemnation of real estate facility                -           312,000                -
                    Additions to real estate facilities                  (1,477,000)         (609,000)        (626,000)
                                                                    ----------------------------------------------------

                              Net cash used in investing activities      (1,477,000)         (297,000)        (626,000)
                                                                    ----------------------------------------------------

Cash flows from financing activities:

                     Distributions to holder of minority interest        (1,738,000)       (2,090,000)      (2,041,000)
                     Distributions to partners                           (3,666,000)       (5,403,000)      (4,687,000)
                                                                    ----------------------------------------------------

                              Net cash used in financing activities      (5,404,000)       (7,493,000)      (6,728,000)
                                                                    ----------------------------------------------------

Net decrease in cash and cash equivalents                                  (393,000)       (1,309,000)        (831,000)

Cash and cash equivalents at the beginning of the year                      535,000         1,844,000        2,675,000
                                                                    ----------------------------------------------------

Cash and cash equivalents at the end of the year                          $ 142,000         $ 535,000      $ 1,844,000
                                                                    ====================================================

                             See accompanying notes.
                                       F-5


                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1996, 1995, and 1994



                                                                               1996              1995             1994
                                                                             ----------------------------------------------------


Supplemental schedule of noncash investing and financing activities:
          Decrease in real estate facilities - net book value of                  -         $ 332,000                -
                    condemned real estate facility

          Decrease in accrued liabilities for interest income on                  -           (20,000)               -
                    condemnation insurance proceeds


                             See accompanying notes.
                                       F-6

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Description of Partnership
         --------------------------

               PS Partners VII, Ltd., a California Limited Partnership (the "Partnership") was formed with the proceeds of an interstate public offering. PSI Associates II, Inc. ("PSA"), an affiliate of Public Storage Management, Inc., organized the Partnership along with B. Wayne Hughes ("Hughes"). In September 1993, Storage Equities, Inc., now known as Public Storage, Inc. ("PSI"), a California corporation, acquired the interest of PSA relating to its general partner capital contribution in the Partnership and was substituted as a co-general partner in place of PSA.

               In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's mini-warehouse properties.

               The Partnership has invested in existing mini-warehouse storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

               The Partnership has ownership interests in 20 properties, which exclude 2 properties transferred to American Office Park Properties, L.P. ("AOPPLP") in January 1997 (see Note 7). 18 of the properties are owned jointly through 15 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 40.2% to 70%.

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

               Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to the Partnership and PSI in proportion to their ownership percentages. Depreciation and amortization allocated to PSI was $118,000, $25,000, and $7,000 in 1996, 1995, and 1994, respectively. The allocation of depreciation and amortization to PSI has the effect of reducing minority interest, and has no effect on the reported depreciation and amortization expense.

               Under the terms of the partnership agreements, PSI has the right to compel the sale of each property in the general partnerships at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS
         (CONTINUED)
         ------------------------------------------------------------------

         Basis of Presentation (continued)
         --------------------------------

          Partnership receives its share of the net proceeds solely in cash. PSI's right to require the Partnership to sell all of the jointly owned properties became exercisable during 1993.


         Depreciation and Amortization
         -----------------------------
               The Partnership depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

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

         Environmental Cost
         ------------------
               Substantially all of the  Partnership's  facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $85,000 for known environmental remediation requirements which the Partnership has accrued and expensed in 1995. During 1996 and 1995, the Partnership paid $13,000 and $25,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Use of Estimates
         ----------------
               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Cash Distributions
         ------------------
               The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per limited partner unit were $30.01, $44.23, and $39.35 for 1996, 1995, and 1994, respectively.

         Cash and Cash Equivalents
         -------------------------
               For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

2.       REAL ESTATE FACILITIES
         ----------------------
               In August 1992, the buildings at a mini-warehouse facility located in Homestead, Florida were completely destroyed by Hurricane Andrew. The facility was adequately insured with respect to business interruption and reconstruction of the facility. During 1993, the Partnership received net insurance settlement proceeds of approximately $1,212,000. The General Partners decided not to reconstruct the buildings and have not yet sold the related land.
          In 1993, the Partnership recognized a loss of $132,000 on the insurance settlement and write-off of the net book value of the property.

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

               In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Partnership adopted Statement 121 in 1996 and the adoption had no effect.

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

4.       RELATED PARTY TRANSACTIONS
         --------------------------
               The Partnership has a management agreement with PSI pursuant to which PSI operates the Partnership's mini-warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined). Through 1996, the Partnership's commercial properties were operated by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a management agreement which provides for a fee equal to 5% of the facility's monthly gross revenue (as defined).

               PSI has a 95% economic interest in PSCPG and the Hughes Family had a 5% economic interest in PSCPG until December 1996, when the Hughes Family sold its interest to Ronald L. Havner, Jr., formerly Senior Vice President and Chief Financial Officer of PSI, who became the Chief Executive Officer of PSCPG. PSCPG, now known as American Office Park Properties, Inc., issued additional voting common stock to two other unaffiliated investors. See Note 7.

5.       LEASES
         ------
               The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.


6.       TAXES BASED ON INCOME
         ---------------------
               Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's consolidated financial statements do not reflect a provision for such taxes.

               Taxable net income was $1,833,000,  $1,825,000 and $1,937,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

7.       SUBSEQUENT EVENT
         ----------------
               In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to AOPPLP, an operating partnership formed to own and operate business parks in which PSI has an approximate 85% economic interest. Included among the properties transferred was the Partnership's transfer of its business parks to AOPPLP in exchange for a 3.3% interest in AOPPLP. The general partner of AOPPLP is PSCPG, now known as American Office Park Properties, Inc.

                              PS PARTNERS VII, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION
                                                                                              Costs
                                                                   Initial Cost             subsequent
                                                         --------------------------------- to acquisition
Date                                                                        Building &       Building &
Acquired          Description              Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------
Mini-warehouses
9/86  Lakewood/W. 6th Ave.                            -    $ 1,070,000      $ 3,155,000       $ 455,000

10/86 Pilgrim/Houston/Loop 610                        -      1,299,000        3,491,000       1,333,000

10/86 Pilgrim/Houston/S.W. Freeway                    -        904,000        2,319,000         484,000

10/86 Pilgrim/Houston/FM 1960                         -        719,000        1,987,000        (482,000)

10/86 Pilgrim/Houston/Old Katy Rd.                    -      1,365,000        3,431,000         857,000

10/86 Pilgrim/Houston/Long Point                      -        451,000        1,187,000         442,000

10/86 Austin/Red Rooster                              -      1,390,000        1,710,000         317,000

12/86 Lynnwood/196th SW                               -      1,063,000        1,602,000         296,000

12/86 Auburn/Auburn Way North                         -        606,000        1,144,000         303,000

12/86 Gresham/Burnside                                -        351,000        1,056,000         299,000

12/86 Denver/Sheridan Rd.                             -      1,033,000        2,792,000         517,000

12/86 Marietta/Cobb Pkwy.                             -        536,000        2,764,000         529,000

12/86 Hillsboro/Tualatin Hwy.                         -        461,000          574,000         287,000

                              PS PARTNERS VII, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                              Gross Carrying Amount
                                                              At December 31, 1996
                                          --------------------------------------------------------------
Date                                                         Building &                    Accumulated
Acquired          Description                  Land         Improvements       Total      Depreciation
--------------------------------------------------------------------------------------------------------
Mini-warehouse
9/86  Lakewood/W. 6th Ave.                  $ 1,070,000     $ 3,610,000      $ 4,680,000    $ 1,519,000

10/86 Pilgrim/Houston/Loop 610                1,299,000       4,824,000        6,123,000      1,732,000

10/86 Pilgrim/Houston/S.W. Freeway              904,000       2,803,000        3,707,000      1,112,000

10/86 Pilgrim/Houston/FM 1960                   662,000       1,562,000        2,224,000        773,000

10/86 Pilgrim/Houston/Old Katy Rd.            1,365,000       4,288,000        5,653,000      1,632,000

10/86 Pilgrim/Houston/Long Point                451,000       1,629,000        2,080,000        660,000

10/86 Austin/Red Rooster                      1,390,000       2,027,000        3,417,000        821,000

12/86 Lynnwood/196th SW                       1,063,000       1,898,000        2,961,000        757,000

12/86 Auburn/Auburn Way North                   606,000       1,447,000        2,053,000        596,000

12/86 Gresham/Burnside                          351,000       1,355,000        1,706,000        554,000

12/86 Denver/Sheridan Rd.                     1,033,000       3,309,000        4,342,000      1,307,000

12/86 Marietta/Cobb Pkwy.                       536,000       3,293,000        3,829,000      1,327,000

12/86 Hillsboro/Tualatin Hwy.                   461,000         861,000        1,322,000        326,000
                                      F-11

                              PS PARTNERS VII, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                              Gross Carrying Amount
                                                              At December 31, 1996
                                          --------------------------------------------------------------
Date                                                         Building &                    Accumulated
Acquired          Description                  Land         Improvements       Total      Depreciation
--------------------------------------------------------------------------------------------------------
Mini-warehouse
11/86 Arleta/Osborne St.                      $ 987,000       $ 886,000      $ 1,873,000      $ 346,000

4/87  City of Industry/Amar Rd.                 748,000       2,393,000        3,141,000        601,000

3/87  Annandale/Ravensworth                     679,000       1,789,000        2,468,000        718,000

5/87  OK City/Hefner                            459,000       1,144,000        1,603,000        449,000

12/86 San Antonio/Sunset Rd.                  1,206,000       1,996,000        3,202,000        770,000

8/86  Hammond/Calumet                            97,000       1,179,000        1,276,000        437,000

7/86  Portland/Moody                            663,000       1,560,000        2,223,000        595,000

Business
Parks

7/86  Mesa West Commercial Plaza              1,333,000       3,757,000        5,090,000      1,787,000

 7/86 University Corp. Center                 1,419,000       4,054,000        5,473,000      1,884,000
                                       -----------------------------------------------------------------

                                           $ 18,782,000    $ 51,664,000     $ 70,446,000   $ 20,703,000
                                       =================================================================

                              PS PARTNERS VII, LTD.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION
                                                                                              Costs
                                                                                             subsequent
                                                                   Initial Cost            to acquisition
                                                         ---------------------------------
Date                                                                        Building &       Building &
Acquired          Description              Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------
Mini-warehouse
11/86 Arleta/Osborne St.                              -      $ 987,000        $ 663,000       $ 223,000

4/87  City of Industry/Amar Rd.                       -        748,000        2,052,000         341,000

3/87  Annandale/Ravensworth                           -        679,000        1,621,000         168,000

5/87  OK City/Hefner                                  -        459,000          941,000         203,000

12/86 San Antonio/Sunset Rd.                          -      1,206,000        1,594,000         402,000

8/86  Hammond/Calumet                                 -         97,000          751,000         428,000

7/86  Portland/Moody                                  -        663,000        1,637,000         (77,000)

Business
Parks

7/86  Mesa West Commercial Plaza                      -      1,333,000        2,935,000         822,000

 7/86 University Corp. Center                                1,419,000        3,123,000         931,000
                                          -----------------------------------------------------------------

                                                      -   $ 18,839,000     $ 42,529,000     $ 9,078,000
                                          =================================================================

                              PS PARTNERS VII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                                                   Years Ended December 31,
                                                                            1996             1995              1994
                                                                      ----------------------------------------------------
Balance at beginning of the period                                       $ 68,969,000     $ 68,847,000      $ 68,221,000

Additions during the period:

  Improvements, etc.                                                        1,477,000          587,000           626,000

Deductions during the period:
  Disposition of real estate                                                        -         (465,000)                -
                                                                      ----------------------------------------------------

Balance at the close of the period                                       $ 70,446,000     $ 68,969,000      $ 68,847,000
                                                                      ====================================================


                     ACCUMULATED DEPRECIATION RECONCILIATION


                                                                                   Years Ended December 31,
                                                                            1996             1995              1994
                                                                      ----------------------------------------------------


Balance at beginning of the period                                       $ 18,271,000     $ 16,222,000      $ 14,121,000

Additions during the period:

  Depreciation                                                              2,432,000        2,049,000         2,101,000

Deductions during the period:
  Disposition of real estate                                                        -                -                 -
                                                                      ----------------------------------------------------

Balance at the close of the period                                       $ 20,703,000     $ 18,271,000      $ 16,222,000
                                                                      ====================================================

(B) The aggregate cost of real estate for Federal income tax purposes is $69,134,000 at December 31, 1996.