Form 10-K405
period 1997-12-31
PS PARTNERS VII LTD
filed 1998-03-30
CIK 781850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1997
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from                   to
                              ------------------     -------------------

Commission File Number 0-15800
                       -------

             PS PARTNERS VII, LTD., a California Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            California                                         95-4018460
            ----------                                         ----------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                         Identification Number)

        701 Western Avenue
       Glendale, California                                     91201-2394
--------------------------------------                  -----------------------
    (Address of principal executive                             (Zip Code)
               offices)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     ---------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

-------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE

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

     Through 1996, the Partnership's commercial properties were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), formerly known as American Office Park Properties, L.P., an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

     PSI's current relationship with the Partnership includes (i) the joint ownership of 18 of the Partnership's 20 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of December 31, 1997, PSI owned approximately 58.33% of the Partnership's limited partnership units and (iv) PSI is the operator of the Partnership's mini-warehouse facilities.

Investments in Facilities
-------------------------
     The Partnership owns interests in 20 properties (excluding the properties transferred to PSBPLP in January 1997); 18 of such properties are held in a general partnership comprised of the Partnership and PSI. The Partnership initially owned interests in 23 properties; 21 mini-warehouses, and 2 business parks. The Partnership purchased its last property in August, 1987. One of the mini-warehouses, the Homestead, Florida facility, was completely destroyed by Hurricane Andrew in August 1992. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Commercial Properties
---------------------
     Through 1996, the Partnership owned and operated two business parks; one in Mesa, Arizona and one in Tempe, Arizona. These properties were transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

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

Operating Strategies
--------------------
     The Partnership's mini-warehouses are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

     * Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
          44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1997, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 160,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

     * Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly average realized rent per occupied square foot for the mini-warehouse facilities were $.64 in 1997 compared to $.61 in 1996. The weighted average occupancy levels at the mini-warehouse facilities increased from 89% during 1996 to 90% in 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

     * Professional property operation. In addition to the approximately 150 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 110 district managers, 15 regional managers and 3 divisional managers (with an average of 13 years experience in the mini-warehouse industry) who report to the president of the mini-warehouse property operator (who has 14 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

Commercial Property Operator
----------------------------
     Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the Partnership transferred its commercial properties to PSBPLP in exchange for a partnership interest.

Competition
-----------
     Competition in the market areas in which the Partnership operates is significant, and affects the occupancy levels, rental rates, and operating expenses of certain of the Partnership's facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name should enable the Partnership to continue to compete effectively with other entities.

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

     A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes, and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes, and tape for sale promotes the rental of spaces.

Employees
---------
     There are 75 persons who render services on behalf of the Partnership. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSBPLP.

Impact of Year 2000
-------------------
     PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

     The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $60,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

     The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.


ITEM 2.  PROPERTIES.
         ----------
     The following table sets forth information as of December 31, 1997, about properties owned by the Partnership. Eighteen of these properties were acquired jointly with PSI and were contributed to general partnerships comprised of the Partnership and PSI.

                                        Net               Number
                                      Rentable              of               Date of                Ownership
Location                            Square Feet           Spaces           Acquisition              Percentage
--------                            -----------           ------           -----------              ----------
CALIFORNIA
Arleta                                  30,900             299              11/26/86                  50.0%
   Osborne St.
City of Industry                        60,000             565              04/01/87                  50.0
   Amar Rd.
COLORADO
Denver                                 104,000            1,022             12/19/86                  70.0
   Sheridan Blvd.
Lakewood                               100,900             780              09/12/86                  70.0
   W. 6th Ave.
FLORIDA
Homestead                                    -                -             10/31/86                 100.0
   S.W. 157th Ave. (1)

                                        Net               Number
                                      Rentable              of               Date of                Ownership
Location                            Square Feet           Spaces           Acquisition              Percentage
--------                            -----------           ------           -----------              ----------
GEORGIA
Marietta                                95,100             637              12/10/86                  50.0%
   Cobb Pkwy.
INDIANA
Hammond                                 45,100             395              08/11/87                  40.2
   Calumet
OKLAHOMA
Oklahoma City                           61,000             608              05/28/87                 100.0
   Hefner Rd.
OREGON
Gresham                                 45,400             522              12/18/86                  50.0
   S.E. Burnside
Hillsboro                               36,200             458              12/19/86                  50.0
   Tualatin Valley Hwy.
Portland                                51,400             514              07/01/87                 100.0
   Moody St.
TEXAS
Austin                                  75,100             808              10/01/86                  70.0
   Research Blvd.
Houston                                 77,400             678              10/01/86                  70.0
   Long Point
Houston                                 90,100             709              10/01/86                  70.0
   N. Freeway
Houston                                122,100            1,105             10/01/86                  70.0
   Old Katy Rd.
Houston                                119,200            1,105             10/01/86                  70.0
   Plainfield Rd.
Houston                                120,400            1,175             10/01/86                  70.0
   South Loop 610 West
San Antonio                             80,600             788              12/23/86                  50.0
   Sunset Rd.
VIRGINIA
Annandale                               31,400             291              03/16/87                  50.0
   Ravensworth Rd.
WASHINGTON
Auburn                                  52,800             605              12/10/86                  50.0
   Auburn Way N.
Lynwood
   96th St. SW                          75,800             590              12/31/86                  70.0

---------
(1) In August 1992, the facility's mini-warehouse buildings were completely destroyed by Hurricane Andrew.

     The weighted average occupancy level for the mini-warehouse facilities was 90% in 1997 compared to 89% in 1996. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 in 1997 compared to $.61 in 1996.

     Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $71,000 after December 31, 1997 for known environmental remediation requirements. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.   Legal Proceedings.
          ------------------
     No material legal proceeding is pending against the Partnership.

ITEM 4.   Submission of Matters to a Vote of Security Holders.
          ----------------------------------------------------
     No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                     PART II

ITEM 5. Market for the Partnership's Common Equity and Related Stockholder Matters.
          --------------------------------------------------------------------
     The Partnership has no common stock.

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

     Exclusive of the General Partners' interest in the Partnership, as of December 31, 1997, there were approximately 1,942 record holders of Units.

     The Partnership makes quarterly distributions of all "Cash Available for Distribution" and will make distributions of "Cash from Sales or Refinancing". Cash Available for Distribution is cash flow from all sources less cash necessary for any obligations or capital improvements, or reserves.

     Reference is made to Items 6 and 7 hereof for information on the amount of such distributions.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------


                                                                 For the Years Ended December 31,
                                                -------------------------------------------------------------------
                                                1997           1996            1995            1994           1993
                                                -------------------------------------------------------------------
                                                           (In thousands, except per Unit data)

Revenues                                     $ 10,563        $ 10,584       $ 10,401        $ 10,227         $ 9,716

Depreciation and amortization                   2,218           2,432          2,204           2,128           2,218

Interest expense                                    -               -              -               -              43

Income before loss on
   destroyed real estate facility               2,314           1,971          2,061           2,230           1,789

Net income                                      2,314           1,971          2,061           2,230           1,657

   Limited partners' share                      2,025           1,588          1,505           1,850           1,352

   General partners' share                        289             383            556             380             305

Limited partners'
   per unit data (a)

   Net income                                 $ 18.61         $ 14.59        $ 13.83         $ 17.00         $ 12.42

   Cash distributions (b) (c)                 $ 22.00         $ 30.01        $ 44.23         $ 39.35         $ 23.80

As of December 31,

Cash and cash
   equivalents                                $ 1,346           $ 142          $ 535         $ 1,844         $ 2,675

Total assets                                 $ 49,785        $ 50,122       $ 51,406        $ 54,630        $ 57,348


(a) Limited partners' per unit data is based on the weighted average number of units outstanding during the period (108,831 units).
(b) The General Partners distributed, concurrent with the distribution for the third quarter of 1995, a portion of the operating cash reserve estimated to be $8.19 per Unit.
(c) The General Partners distributed, concurrent with the distribution for the second quarter of 1994, the net insurance proceeds received for the destruction of the Homestead, Florida facility of $9.75 per Unit. Pursuant to the Partnership agreement, with respect to the 10% incentive on distributions of Cash Flow from Operations, the General Partners did not participate in the special distribution.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ----------------------------------------------------------------

Results of Operations
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

     The Partnership's net income was $2,314,000 in 1997 compared to $1,971,000 in 1996, representing an increase of $343,000, or 17%. Excluding the 1996 operations for the Partnership's business park facilities as compared to the 1997 equity in income of real estate partnership, the increase is due to an increase in the Partnership's mini-warehouse operations, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $10,269,000 during 1997 compared to $9,672,000 in 1996, representing an increase of $597,000, or 6%. The increase in rental income was primarily attributable to increased rental rates and occupancy rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 in 1997 compared to $.61 for 1996. The weighted average occupancy levels at the mini-warehouse facilities increased from 89% during 1996 to 90% in 1997. Cost of operations (including management fees) increased $161,000, or 5%, to $3,696,000 in 1997 from $3,535,000 in 1996. This increase was primarily attributable to increases in advertising, property tax, and management fee expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $436,000, or 7%, from $6,137,000 in 1996 to $6,573,000 in 1997.

     The following table summarizes the Partnership's operating income, net of depreciation, from its investment in PSBPLP during 1997 compared to that of the exchanged business park facilities for 1996:

                                                        1997             1996
                                                     -----------     -----------
 Equity in earnings of real estate partnership       $  265,000      $         -
 Rental income                                                -          900,000
 Cost of operations                                           -          421,000
                                                     -----------     -----------
 Net operating income                                   265,000          479,000
 Depreciation                                                 -          330,000
                                                     -----------     -----------
 Operating income, net of depreciation               $  265,000       $  149,000
                                                     ===========     ===========

     The difference in operating income, net of depreciation, in 1997 and 1996 is primarily due to the effect of depreciation and an improvement in property operations.

     Depreciation and amortization attributable to the Partnership's mini-warehouses increased $116,000 from $2,102,000 in 1996 to $2,218,000 in 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

     Minority interest in income increased $102,000, or 5%, to $2,213,000 in 1997 from $2,111,000 during 1996. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

     The Partnership's net income was $1,971,000 in 1996 compared to $2,061,000 in 1995, representing a decrease of $90,000, or 4%. The decrease was primarily attributable to an increase in depreciation expense, combined with a decrease in interest income, partially offset by decreases in environmental costs and minority interest in income for those properties held jointly with PSI, combined with increased property operating results.

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

Liquidity and Capital Resources
-------------------------------
     The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1997 totaling $1,346,000.

     Cash flows from operating activities ($6,480,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements were $578,000, $1,477,000, and $609,000 in 1997, 1996, and 1995, respectively. The increase in 1996 capital improvements is primarily attributable to various repair and refurbishment projects at four of the Partnership's Houston, Texas mini-warehouse facilities for approximately $858,000. During 1998, the Partnership anticipates incurring approximately $797,000 of capital improvements (including PSI's joint venture share of $272,000). During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

     The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1997 and prior years were as follows:

                                     Total                      Per Unit
                              ----------------              -------------
         1997                    $2,687,000                      $22.00
         1996                     3,666,000                       30.01
         1995                     5,403,000                       44.23
         1994                     4,687,000                       39.35
         1993                     2,907,000                       23.80
         1992                     2,701,000                       22.10
         1991                     3,339,000                       27.34
         1990                     2,407,000                       19.71
         1989                     3,053,000                       25.00
         1988                     3,054,000                       25.00
         1987                     2,899,000                       24.90
         1986                       547,000                       12.89

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

Impact of Year 2000
-------------------
     PSI has completed an initial assessment of its computer systems. The majority of the computer programs were installed or upgraded over the past few years and are Year 2000 compliant. Some of the older computer programs utilized by PSI were written without regard for Year 2000 issues and could cause a system failure or miscalculations with possible disruption of operations. Each of these computer programs and systems has been evaluated to be upgraded or replaced as part of PSI's Year 2000 project.

     The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership is approximately $60,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

     The project is expected to be completed by March 31, 1999 which is prior to any anticipated impact on operating systems. PSI believes that with modifications to existing software and, in some instances, the conversion to new software, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Partnership.

     The costs of the project and the date on which PSI believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events. There can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          --------------------------------------------
     The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Consolidated Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.   DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          -----------------------------------------------------
     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.
          ---------------------------------------------------
     The Partnership has no directors or executive officers.

     The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Partnership's mini-warehouse properties are managed by PSI pursuant to a Management Agreement. Through 1996, the Partnership's commercial properties were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, the
Partnership transferred its business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

     The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

               Name                                                 Positions with PSI
---------------------------------------                 ----------------------------------------------------
B. Wayne Hughes                                           Chairman of the Board and Chief Executive Officer
Harvey Lenkin                                             President and Director
B. Wayne Hughes, Jr.                                      Vice President and Director
John Reyes                                                Senior Vice President and Chief Financial Officer
Carl B. Phelps                                            Senior Vice President
Obren B. Gerich                                           Senior Vice President
Marvin M. Lotz                                            Senior Vice President
David Goldberg                                            Senior Vice President and General Counsel
A. Timothy Scott                                          Senior Vice President and Tax Counsel
David P. Singelyn                                         Vice President and Treasurer
Sarah Hass                                                Vice President and Secretary
Robert J. Abernethy                                       Director
Dann V. Angeloff                                          Director
William C. Baker                                          Director
Thomas J. Barrack, Jr.                                    Director
Uri P. Harkham                                            Director


     B. Wayne Hughes, age 64, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

     Harvey Lenkin, age 61, has been employed by PSI for 20 years and became President and a director of PSI in November 1991. Mr. Lenkin is a director of the National Association of Real Estate Investment Trusts (NAREIT).

     B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President - Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

     John Reyes, age 37, a certified public accountant, joined PSI in 1990 and was controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

     Carl B. Phelps, age 58, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     Obren B. Gerich, age 59, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

     Marvin M. Lotz, age 55, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

     David Goldberg, age 48, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     A. Timothy Scott, age 46, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

     David P. Singelyn, age 36, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

     Sarah Hass, age 42, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

     Robert J. Abernethy, age 58, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of directors of Johns Hopkins University and of the Los Angeles County Metropolitan Transportation Authority and a former member of the board of directors of the Metropolitan Water District of Southern California.

     Dann V. Angeloff, age 62, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Compensation Resource Group, Eagle
Lifestyle Nutrition, Inc., Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Investment Trust, ReadyPac Produce, Inc. and Royce Medical Company.

     William C. Baker, age 64, became a director of PSI in November 1991. Since November 1997, Mr. Baker has been Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., which operates the Santa Anita

Racetrack and is a wholly-owned subsidiary of Meditrust Operating Company. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1992. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995, he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company.

     Thomas J. Barrack, Jr., age 50, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985, he was Senior Vice President at E.F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc. and Virgin Entertainment Group, Ltd.

     Uri P. Harkham, age 49, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles and Australia.

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

ITEM 11. EXECUTIVE COMPENSATION.
         -----------------------
     The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

         (a)  At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

         Title                                                                        Amount of             Percent
           of                             Name and Address of                         Beneficial               of
         Class                             Beneficial Owner                           Ownership              Class
------------------       --------------------------------------------            -------------------       -----------
Units of Limited          Public Storage, Inc.
Partnership               701 Western Avenue
Interest                  Glendale, CA 91201-2394  (1)                             63,478 Units (1)          58.33%

---------------
(1) These Units are held of record by SEI Arlington Acquisition Corporation, a wholly-owned subsidiary of PSI.

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

               The Partnership has acquired interests in 20 properties (which exclude the properties transferred to PSBPLP in January 1997); 18 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell a majority of its properties.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------
     The Partnership Agreement provides that the General Partners and their affiliates are entitled to the following compensation:

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

     During 1997, approximately $269,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 20 properties (which exclude the properties transferred to PSBPLP in January 1997); 18 of such properties are held in a general partnership comprised of the Partnership and PSI.

     The Partnership has a Management Agreement with PSI pursuant to which the Partnership pays PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1997, the Partnership paid fees of $617,000 to PSI pursuant to the Management Agreement.

     Through 1996, the Partnership's commercial properties were managed by PSCPG pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Partnership. In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.



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


                                     PS PARTNERS VII, LTD.,
                                     a California Limited Partnership
Dated:  March 26, 1998        By:    Public Storage, Inc., General Partner


                              By:    /s/ B Wayne Hughes
                                     -----------------------------------------
                                     B. Wayne Hughes, Chairman of the Board

                              By:    /s/ B Wayne Hughes
                                     -----------------------------------------
                                     B. Wayne Hughes, General Partner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.


                Signature                                       Capacity                                    Date
-----------------------------------        ------------------------------------------   -------------------------------------
/s/ B. Wayne Hughes                        Chairman of the Board and Chief                      March 26, 1998
----------------------------               Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                            General Partner (principal executive officer)


/s/ Harvey Lenkin                          President and Director                               March 26, 1998
----------------------------               of Public Storage, Inc.
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.                   Vice President and Director                          March 26, 1998
----------------------------               of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                             Senior Vice President and Chief Financial Officer    March 26, 1998
----------------------------               of Public Storage, Inc. (principal financial
John Reyes                                 officer and principal accounting officer)


/s/ Robert J. Abernethy                    Director of Public Storage, Inc.                     March 26, 1998
-----------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------
Dann V. Angeloff

/s/ William C. Baker                       Director of Public Storage, Inc.                     March 26, 1998
------------------------------
William C. Baker


/s/ Uri P. Harkham                         Director of Public Storage, Inc.                     March 26, 1998
------------------------------
Uri P. Harkham

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

                                  (Item 14 (a))




                                                                      Page
                                                                   References


Report of Independent Auditors                                         F-1

Consolidated Financial Statements and Schedules:

Consolidated Balance Sheets as of December 31, 1997
   and 1996                                                            F-2

For the years ended December 31, 1997, 1996 and 1995:
                                                                       F-3
   Statements of Income

   Consolidated Statements of Partners' Equity                         F-4

   Consolidated Statements of Cash Flows                            F-5 - F-6

   Notes to Consolidated Financial Statements                       F-7 - F-10

Schedule

   III - Real Estate and Accumulated Depreciation                  F-11 - F-12


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

                         Report of Independent Auditors


The Partners
PS Partners VII, Ltd., a California Limited Partnership


We have audited the consolidated balance sheets of PS Partners VII, Ltd., a California Limited Partnership, as of December 31, 1997 and 1996 and the related consolidated statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of PS Partners VII, Ltd., a California Limited Partnership, at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






                                ERNST & YOUNG LLP

February 23, 1998
Los Angeles, California

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                          CONSOLIDATED BALALNCE SHEETS
                           December 31, 1997 and 1996



                                                                          1997              1996
                                                                     ------------      ------------

                                     ASSETS


Cash and cash equivalents                                             $ 1,346,000         $ 142,000

Rent and other receivables                                                 72,000            73,000

Real estate facilities, at cost:
    Land                                                               16,030,000        18,782,000
    Buildings and equipment                                            44,431,000        51,664,000
                                                                     ------------      ------------
                                                                       60,461,000        70,446,000

    Less accumulated depreciation                                     (19,250,000)      (20,703,000)
                                                                     ------------      ------------
                                                                       41,211,000        49,743,000

Investment in real estate partnership                                   7,046,000                 -

Other assets                                                              110,000           164,000
                                                                     ------------      ------------

                                                                     $ 49,785,000      $ 50,122,000
                                                                     ============      ============


                         LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                        $ 987,000       $ 1,054,000

Advance payments from renters                                             353,000           341,000

Minority interest in general partnerships                              21,631,000        21,540,000

Partners' equity:
    Limited partners' equity,  $500 per unit, 150,000
       units authorized,  108,831 issued and outstanding               26,475,000        26,844,000
    General partners' equity                                              339,000           343,000
                                                                     ------------      ------------

       Total partners' equity                                          26,814,000        27,187,000
                                                                     ------------      ------------

                                                                     $ 49,785,000      $ 50,122,000
                                                                     ============      ============



                            See accompanying notes.

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995





                                                                          1997              1996               1995
                                                                      -----------        -----------       -----------

REVENUE:
Rental income                                                        $ 10,269,000       $ 10,572,000      $ 10,293,000
Equity in income of real estate partnership                               265,000                  -                 -
Interest income                                                            29,000             12,000           108,000
                                                                      -----------        -----------       -----------
                                                                       10,563,000         10,584,000        10,401,000
                                                                      -----------        -----------       -----------

COSTS AND EXPENSES:

Cost of operations                                                      3,079,000          3,331,000         3,113,000
Management fees                                                           617,000            625,000           609,000
Depreciation and amortization                                           2,218,000          2,432,000         2,204,000
Administrative                                                            122,000            114,000           120,000
Environmental costs                                                             -                  -           110,000
                                                                      -----------        -----------       -----------
                                                                        6,036,000          6,502,000         6,156,000
                                                                      -----------        -----------       -----------

Income before minority interest                                         4,527,000          4,082,000         4,245,000

Minority interest in income                                            (2,213,000)        (2,111,000)       (2,184,000)
                                                                      -----------        -----------       -----------

NET INCOME                                                            $ 2,314,000        $ 1,971,000       $ 2,061,000
                                                                      ===========        ===========       ===========

Limited partners' share of net income
    ($18.61, $14.59, and $13.83 per unit in
    1997, 1996, and 1995, respectively)                               $ 2,025,000        $ 1,588,000       $ 1,505,000
General partners' share of net income                                     289,000            383,000           556,000
                                                                      -----------        -----------       -----------
                                                                      $ 2,314,000        $ 1,971,000       $ 2,061,000
                                                                      ===========        ===========       ===========

                            See accompanying notes.
                                       F-3


                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                   CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995



                                                                       Limited            General
                                                                       Partners          Partners            Total
                                                                     ------------          ---------      ------------

Balances at December 31, 1994                                        $ 31,831,000          $ 393,000      $ 32,224,000

Net income                                                              1,505,000            556,000         2,061,000

Distributions                                                          (4,814,000)          (589,000)       (5,403,000)
                                                                     ------------          ---------      ------------

Balances at December 31, 1995                                          28,522,000            360,000        28,882,000

Net income                                                              1,588,000            383,000         1,971,000

Distributions                                                          (3,266,000)          (400,000)       (3,666,000)
                                                                     ------------          ---------      ------------

Balances at December 31, 1996                                          26,844,000            343,000        27,187,000

Net income                                                              2,025,000            289,000         2,314,000

Distributions                                                          (2,394,000)          (293,000)       (2,687,000)
                                                                     ------------          ---------      ------------

Balances at December 31, 1997                                        $ 26,475,000          $ 339,000      $ 26,814,000
                                                                     ============          =========      ============

                            See accompanying notes.
                                       F-4


                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995


                                                                            1997              1996             1995
                                                                        -----------         ---------        ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 2,314,000       $ 1,971,000      $ 2,061,000

   Adjustments to reconcile net income to net cash provided by operating activities

       Depreciation and amortization                                      2,218,000         2,432,000        2,204,000
       Decrease (increase) in rent and other receivables                      1,000           (25,000)          (5,000)
       Decrease (increase) in other assets                                   54,000           (39,000)          (7,000)
       (Decrease) increase in accounts payable                              (67,000)           84,000           30,000
       Increase (decrease) in advance payments from renters                  12,000           (46,000)          14,000
       Equity in income of real estate partnership                         (265,000)                -                -
       Minority interest in income                                        2,213,000         2,111,000        2,184,000
                                                                        -----------         ---------        ---------

          Total adjustments                                               4,166,000         4,517,000        4,420,000
                                                                        -----------         ---------        ---------

          Net cash provided by operating activities                       6,480,000         6,488,000        6,481,000
                                                                        -----------         ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Proceeds from insurance settlement for partial
       condemnation of real estate facility                                       -                 -          312,000
   Distributions from real estate partnership                               111,000                 -                -
   Additions to real estate facilities                                     (578,000)       (1,477,000)        (609,000)
                                                                        -----------         ---------        ---------

          Net cash used in investing activities                            (467,000)       (1,477,000)        (297,000)
                                                                        -----------         ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to holder of minority interest                          (2,122,000)       (1,738,000)      (2,090,000)
   Distributions to partners                                             (2,687,000)       (3,666,000)      (5,403,000)
                                                                        -----------         ---------        ---------

          Net cash used in financing activities                          (4,809,000)       (5,404,000)      (7,493,000)
                                                                        -----------         ---------        ---------

Net increase (decrease) in cash and cash equivalents                      1,204,000          (393,000)      (1,309,000)

Cash and cash equivalents at the beginning of the period                    142,000           535,000        1,844,000
                                                                        -----------         ---------        ---------

Cash and cash equivalents at the end of the period                      $ 1,346,000         $ 142,000        $ 535,000
                                                                        ===========         =========        =========



                            See accompanying notes.
                                       F-5

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)



                                                                                1997              1996             1995
                                                                            -----------         ---------        ---------

Supplemental schedule of noncash investing and financing activities:


   Investment in real estate partnership                                   $ (6,892,000)            $ -          $ -

   Transfer of real estate facilities for interest in real estate             6,892,000               -            -
     partnership, net



                            See accompanying notes.
                                       F-6

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997



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

               The Partnership has ownership interests in 20 properties in 10 states, which exclude 2 properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 18 of the properties are owned jointly through 15 general partnerships (the "Joint Ventures") with PSI. For tax administrative efficiency the Joint Ventures were subsequently consolidated into a single general partnership. The Partnership is the managing general partner of the Joint Ventures, with ownership interests in the Joint Ventures ranging from 40.2% to 70%.

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

               Depreciation and amortization allocated to PSI was $116,000, $118,000, and $25,000 in 1997, 1996, and 1995, respectively. The allocation of depreciation and amortization to PSI has the effect of reducing minority interest, and has no effect on the reported depreciation and amortization expense.

               Under the terms of the partnership agreements, PSI has the right to compel the sale of each property in the general partnerships at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net proceeds

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

1.        Summary of Significant Accounting Policies and Partnership Matters
          (continued)
          ------------------------------------------------------------------

          Basis of Presentation (continued)
          ---------------------------------
          solely in cash. PSI's right to require the Partnership to sell all of the jointly owned properties became exercisable during 1993.

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

          Allocation of Net Income
          ------------------------
               The General Partners' share of net income consists of an amount attributable to their 1% capital contribution and an additional percentage of cash flow (as defined, see Note 4) which relates to the General Partners' share of cash distributions as set forth in the Partnership Agreement. All remaining net income is allocated to the limited partners.

          Per Unit Data
          -------------
               Per unit data is based on the weighted average number of limited partner units (108,831) outstanding during the year.

          Environmental Cost
          ------------------
               Substantially all of the Partnership's facilities were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that it is probable that it will incur costs totaling $71,000 after December 31, 1997 for known environmental remediation requirements. During 1997, 1996, and 1995, the Partnership paid none, $13,000, and $25,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of its facilities which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

          Use of Estimates
          ----------------
               The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          Cash Distributions
          ------------------
               The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per limited partner unit were $22.00, $30.01, and $44.23 for 1997, 1996, and 1995, respectively.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

1.        Summary of Significant Accounting Policies and Partnership Matters
          (continued)
          ------------------------------------------------------------------

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

               In 1995, the State of Oregon exercised its right of eminent domain, and took possession of a portion of the Tualatin Highway,
          Hillsboro mini-warehouse facility. Property claimed included utilities, signage, and drainage easements. The Partnership and the State of Oregon reached a settlement in 1997, whereby the Partnership received condemnation proceeds of approximately $100,000. Accordingly, in 1997, the Partnership reduced real estate facilities by the amount of the proceeds. Net of capitalized costs previously incurred of approximately $100,000 (during 1995 and 1996) to cure defects caused by the condemnation, there was no net change in the overall book value of the Tualatin real estate facilities, as a result of the partial condemnation.

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

               In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Partnership's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

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

4.        Related Party Transactions
          --------------------------
               The Partnership has a management agreement with PSI whereby PSI operates the Partnership's mini-warehouse facilities for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

               In January 1997, the Partnership transferred its business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

               PSI has a significant economic interest in PSBPLP and PSBP.

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

               Taxable net income was $4,762,000,  $1,833,000 and $1,825,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS VII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                       Costs                 Gross Carrying Amount
                                                  Initial Cost      subsequent               At December 31, 1997
                                            ----------------------to acquisition --------------------------------------------------
Date                                                   Building &   Building &                 Building &               Accumulated
Acquired    Description      Encumbrances    Land     Improvement  Improvements      Land     Improvements     Total    Depreciation
-----------------------------------------------------------------------------------------------------------------------------------
    Mini-warehouse
9/86  Lakewood/W. 6th Ave.        $ -    $ 1,070,000   $ 3,155,000   $ 479,000   $ 1,070,000   $ 3,634,000  $ 4,704,000  $ 1,697,000
10/86 Pilgrim/Houston/Loop 610      -      1,299,000     3,491,000     926,000     1,299,000     4,417,000    5,716,000    1,977,000
10/86 Pilgrim/Houston/S.W. Fwy      -        904,000     2,319,000     539,000       904,000     2,858,000    3,762,000    1,261,000
10/86 Pilgrim/Houston/FM 1960       -        719,000     1,987,000       2,000       662,000     2,046,000    2,708,000      887,000
10/86 Pilgrim/Houston/Old Katy Rd.  -      1,365,000     3,431,000     917,000     1,365,000     4,348,000    5,713,000    1,886,000
10/86 Pilgrim/Houston/Long Point    -        451,000     1,187,000     469,000       451,000     1,656,000    2,107,000      772,000
10/86 Austin/Red Rooster            -      1,390,000     1,710,000     393,000     1,390,000     2,103,000    3,493,000      926,000
12/86 Lynnwood/196th SW             -      1,063,000     1,602,000     314,000     1,063,000     1,916,000    2,979,000      844,000
12/86 Auburn/Auburn Way North       -        606,000     1,144,000     325,000       606,000     1,469,000    2,075,000      681,000
12/86 Gresham/Burnside              -        351,000     1,056,000     335,000       351,000     1,391,000    1,742,000      613,000
12/86 Denver/Sheridan Rd.           -      1,033,000     2,792,000     589,000     1,033,000     3,381,000    4,414,000    1,479,000
12/86 Marietta/Cobb Pkwy.           -        536,000     2,764,000     548,000       536,000     3,312,000    3,848,000    1,477,000
12/86 Hillsboro/Tualatin Hwy.       -        461,000       574,000     207,000       461,000       781,000    1,242,000      380,000
11/86 Arleta/Osborne St.            -        987,000       663,000     230,000       987,000       893,000    1,880,000      393,000
4/87  City of Industry/Amar Rd.     -        748,000     2,052,000     363,000       748,000     2,415,000    3,163,000      646,000
3/87  Annandale/Ravensworth         -        679,000     1,621,000     185,000       679,000     1,806,000    2,485,000      801,000
5/87  OK City/Hefner                -        459,000       941,000     206,000       459,000     1,147,000    1,606,000      499,000
12/86 San Antonio/Sunst Rd.         -      1,206,000     1,594,000     474,000     1,206,000     2,068,000    3,274,000      871,000
8/86  Hammond/Calumet               -         97,000       751,000     470,000        97,000     1,221,000    1,318,000      496,000
7/86  Portland/Moody                -        663,000     1,637,000     (68,000)      663,000     1,569,000    2,232,000      664,000
                                  -------------------------------------------------------------------------------------------------

                                  $ -   $ 16,087,000  $ 36,471,000 $ 7,903,000  $ 16,030,000  $ 44,431,000 $ 60,461,000 $ 19,250,000
                                  =================================================================================================

                              PS PARTNERS VII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.


                       GROSS CARRYING COST RECONCILIATION

                                                                                     Years Ended December 31,
                                                                         -----------------------------------------------
                                                                             1997             1996              1995
                                                                         ------------     ------------      ------------

Balance at beginning of the period                                       $ 70,446,000     $ 68,969,000      $ 68,847,000
                                                                         ------------     ------------      ------------

Additions during the period:
     Improvements, etc.                                                       578,000        1,477,000           587,000

Deductions during the period:
     Disposition of real estate                                           (10,563,000)               -          (465,000)
                                                                         ------------     ------------      ------------
Balance at the close of the period                                       $ 60,461,000     $ 70,446,000      $ 68,969,000
                                                                        =============     ============      ============

                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                                                     Years Ended December 31,
                                                                         -----------------------------------------------
                                                                             1997             1996              1995
                                                                         ------------     ------------      ------------

Balance at beginning of the period                                       $ 20,703,000     $ 18,271,000      $ 16,222,000

Additions during the period:
     Depreciation                                                           2,218,000        2,432,000         2,049,000

Deductions during the period:
     Disposition of real estate                                            (3,671,000)               -                 -
                                                                         ------------     ------------      ------------

Balance at the close of the period                                       $ 19,250,000     $ 20,703,000      $ 18,271,000
                                                                         ============     ============      ============


(B) The aggregate cost of real estate for Federal income tax purposes is $59,804,000.