Form 10-Q
period 1998-06-30
PS PARTNERS VII LTD
filed 1998-08-14
CIK 781850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1998
                     -------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                to
                              ----------------  ----------------

Commission File Number 0-15800
                       -------


             PS PARTNERS VII, LTD., a California Limited Partnership
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           California                                      95-4018460
----------------------------------------              ---------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


           701 Western Avenue
          Glendale, California                               91201-2394
----------------------------------------              ---------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

                                    Yes X No
                                       ---  ---

                                      INDEX




PART I.   FINANCIAL INFORMATION

Condensed consolidated balance sheets at June 30, 1998
     and December 31, 1997                                                  2

Condensed consolidated statements of income for the three
     and six months ended June 30, 1998 and 1997                            3

Condensed consolidated statements of cash flows for the
     six months ended June 30, 1998 and 1997                                4-5

Notes to condensed consolidated financial statements                        6

Management's discussion and analysis of financial condition
     and results of operations                                              7-9

PART II.  OTHER INFORMATION

(Items 1 through 5 are not applicable)

Item 6 - Exhibits and Reports on Form 8-K                                   10

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                          June 30,        December 31,
                                                                                            1998             1997
                                                                                    -----------------------------------
                                                                                        (Unaudited)

                                     ASSETS


       Cash and cash equivalents                                                         $2,343,000       $1,346,000

       Rent and other receivables                                                            93,000           72,000

       Real estate facilities, at cost:
          Land                                                                           16,030,000       16,030,000
          Buildings and equipment                                                        44,551,000       44,431,000
                                                                                    -----------------------------------
                                                                                         60,581,000       60,461,000

          Less accumulated depreciation                                                 (20,386,000)     (19,250,000)
                                                                                    -----------------------------------
                                                                                         40,195,000       41,211,000

       Investment in real estate entity                                                   7,062,000        7,046,000

       Other assets                                                                         123,000          110,000
                                                                                    -----------------------------------

                                                                                        $49,816,000      $49,785,000
                                                                                    ===================================


                        LIABILITIES AND PARTNERS' EQUITY


       Accounts payable                                                                    $744,000         $987,000

       Advance payments from renters                                                        425,000          353,000

       Minority interest in general partnerships                                         21,774,000       21,631,000

       Partners' equity:
          Limited partners' equity, $500 per unit, 150,000
             units authorized, 108,831 issued and outstanding                            26,533,000       26,475,000
          General partners' equity                                                          340,000          339,000
                                                                                    -----------------------------------

                Total partners' equity                                                   26,873,000       26,814,000
                                                                                    -----------------------------------

                                                                                        $49,816,000      $49,785,000
                                                                                    ===================================

                            See accompanying notes.
                                       2

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                       Three Months Ended                Six Months Ended
                                                                            June 30,                         June 30,
                                                                 -----------------------------------------------------------------
                                                                        1998            1997           1998             1997
                                                                 -----------------------------------------------------------------

       REVENUE:

       Rental income                                                 $2,763,000       $2,520,000     $5,383,000      $4,978,000
       Equity in income of real estate entity                            94,000           79,000        174,000         136,000
       Interest income                                                   26,000            6,000         44,000           8,000
                                                                 -----------------------------------------------------------------
                                                                      2,883,000        2,605,000      5,601,000       5,122,000
                                                                 -----------------------------------------------------------------

       COSTS AND EXPENSES:

       Cost of operations                                               842,000          743,000      1,660,000       1,514,000
       Management fees                                                  167,000          151,000        325,000         300,000
       Depreciation and amortization                                    568,000          553,000      1,136,000       1,098,000
       Administrative                                                    30,000           28,000         54,000          49,000
                                                                 -----------------------------------------------------------------
                                                                      1,607,000        1,475,000      3,175,000       2,961,000
                                                                 -----------------------------------------------------------------

       Income before minority interest                                1,276,000        1,130,000      2,426,000       2,161,000

       Minority interest in income                                     (594,000)        (550,000)    (1,146,000)     (1,069,000)
                                                                 -----------------------------------------------------------------

       NET INCOME                                                      $682,000         $580,000     $1,280,000      $1,092,000
                                                                 =================================================================

       Limited partners' share of net income
          ($10.53 per unit in 1998 and
          $8.60 per unit in 1997)                                                                    $1,146,000        $936,000
       General partners' share of net income                                                            134,000         156,000
                                                                                                 ---------------------------------
                                                                                                     $1,280,000      $1,092,000
                                                                                                 =================================

                            See accompanying notes.
                                       3

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                ----------------------------------
                                                                                      1998              1997
                                                                                ----------------------------------

           CASH FLOWS FROM OPERATING ACTIVITIES:

              Net income                                                           $1,280,000         $1,092,000

              Adjustments to reconcile net income to net cash
                 provided by operating activities

                 Depreciation and amortization                                      1,136,000          1,098,000
                 (Increase) decrease in rent and other receivables                    (21,000)             9,000
                 (Increase) decrease in other assets                                  (13,000)            43,000
                 Decrease in accounts payable                                        (243,000)          (469,000)
                 Increase in advance payments from renters                             72,000             37,000
                 Equity in income of real estate entity                              (174,000)          (136,000)
                 Minority interest in income                                        1,146,000          1,069,000
                                                                                ----------------------------------

                    Total adjustments                                               1,903,000          1,651,000
                                                                                ----------------------------------

                    Net cash provided by operating activities                       3,183,000          2,743,000
                                                                                ----------------------------------

           CASH FLOWS FROM INVESTING ACTIVITIES:

              Distributions from real estate entity                                   158,000                  -
              Additions to real estate facilities                                    (120,000)          (174,000)
                                                                                ----------------------------------

                    Net cash provided by (used in) investing activities                38,000           (174,000)
                                                                                ----------------------------------

           CASH FLOWS FROM FINANCING ACTIVITIES:

              Distributions to holder of minority interest                         (1,003,000)          (907,000)
              Distributions to partners                                            (1,221,000)        (1,466,000)
                                                                                ----------------------------------

                    Net cash used in financing activities                          (2,224,000)        (2,373,000)
                                                                                ----------------------------------

           Net increase in cash and cash equivalents                                  997,000            196,000

           Cash and cash equivalents at the beginning of the period                 1,346,000            142,000
                                                                                ----------------------------------

           Cash and cash equivalents at the end of the period                      $2,343,000           $338,000
                                                                                ==================================

                            See accompanying notes.
                                       4

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    ----------------------------------
                                                                                          1998             1997
                                                                                    ----------------------------------


       Supplemental schedule of noncash investing and financing activities:


          Investment in real estate entity                                                  $-        $(6,892,000)

          Transfer of real estate facilities for interest in real estate entity, net         -          6,892,000

                            See accompanying notes.
                                       5

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:
----------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the three months ended June 30, 1998 was $682,000 compared to $580,000 for the three months ended June 30, 1997, representing an increase of $102,000, or 18%. The increase was primarily due to an increase in property operations at the Partnership's real estate facilities, combined with increased interest income, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $2,763,000 compared to $2,520,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $243,000, or 10%. The increase in rental income was primarily attributable to increased rental rates and occupancy rates at the Partnership's mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.68 compared to $.63 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 90% to 92% for the three months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $119,000, or 13%, to $1,009,000 from $894,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center), property tax, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $128,000, or 8%, from $1,626,000 to $1,754,000 for the three months ended June 30, 1997 and 1998, respectively.

     Interest income increased $20,000, or 333%, from $6,000 to $26,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $15,000, or 3%, from $553,000 to $568,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income increased $44,000, or 8%, to $594,000 from $550,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

     The Partnership's net income for the six months ended June 30, 1998 was $1,280,000 compared to $1,092,000 for the six months ended June 30, 1997, representing an increase of $188,000, or 17%. The increase was primarily attributable to an increase in property operations at the Partnership's real estate facilities, combined with increased interest income, partially offset by increased minority interest in income for those properties held jointly with PSI.

     Rental income for the Partnership's mini-warehouse operations was $5,383,000 compared to $4,978,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $405,000, or 8%. The increase in rental income was primarily attributable to increased rental rates and occupancy rates at the Partnership's mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.66 compared to $.63 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the mini-warehouse facilities increased from 89% to 91% for the six months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $171,000, or 9%, to $1,985,000 from $1,814,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservations center), property tax, and payroll expenses. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $234,000, or 7%, from $3,164,000 to $3,398,000 for the six months ended June 30, 1997 and 1998, respectively.

     Interest income increased $36,000, or 450%, from $8,000 to $44,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to increased average invested cash balances.

     Depreciation and amortization increased $38,000, or 3%, from $1,098,000 to $1,136,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

     Minority interest in income increased $77,000, or 7%, to $1,146,000 from $1,069,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to an increase in operations at the Partnership's real estate facilities owned jointly with PSI.

Liquidity and Capital Resources
-------------------------------

     The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations ($3,183,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

     During 1998, the Partnership anticipates approximately $797,000 of capital improvements (of which $296,000 represents PSI's joint venture share). Total capital improvements were $120,000 for the six months ended June 30, 1998 of which $77,000 represents the Partnership's share.

     The Partnership paid distributions to the limited and general partners totaling $1,088,000 ($10.00 per unit) and $133,000, respectively, during the first six months of 1998. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

                           PART II. OTHER INFORMATION

ITEMS 1 through 5 are not applicable.

Item 6 Exhibits and Reports on Form 8-K
---------------------------------------

     (a) The following Exhibits are included herein:

          (27) Financial Data Schedule

     (b) Form 8-K

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DATED:  August 13, 1998

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