Form 10-K405/A
period 1997-12-31
PS PARTNERS VII LTD
filed 1999-03-17
CIK 781850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

Commission File Number 0-15800
                       -------

            PS PARTNERS VII, LTD., a California Limited Partnership
            -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               California                                     95-4018460
----------------------------------------                ----------------------
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                     Identification Number)

           701 Western Avenue
          Glendale, California                                91201-2394
----------------------------------------                ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

         The  Partnership   was  formed  to  invest  in  and  operate   existing
self-service facilities offering storage space for personal and business use (the "mini-warehouses") and to invest up to 35% of the net proceeds of the offering in and operate existing office and industrial properties. The Partnership's real estate investments consist of wholly-owned facilities and an investment in a general partnership (SEI/PSP VII Joint Ventures, the "Joint Venture") with Public Storage, Inc. ("PSI") (formerly known as "Storage Equities, Inc."), a real estate investment trust ("REIT") organized as a corporation under the laws of California

         In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the mini warehouses of the Partnership and the Joint Venture.

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

         Through 1996, the business parks of the Joint Venture were managed by Public Storage Commercial Properties Group, Inc. ("PSCPG") pursuant to a Management Agreement. In January 1997, the Joint Venture, PSI and other related partnerships transferred a total of 35 business parks to PS Business Parks, L.P. ("PSBPLP"), (formerly known as American Office Park Properties, L.P."), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Ventures' business parks in exchange for a partnership interest in PSBPLP. Until March 17, 1998, the general partner of PSBPLP was "American Office Park Properties, Inc., an affiliate of PSI. On March 17, 1998, American Office Park Properties, Inc. was merged into Public Storage Properties XI, Inc., which changed its name to PS Business Parks, Inc. ("PSBP"). PSBP is a REIT affiliated with PSI, and is publicly traded on the American Stock Exchange. As a result of the merger, PSBP became the general partner of PSBPLP (which changed its name from American Office Park Properties, L.P. to PS Business Parks, L.P.). See Item 13.

         PSI's current relationship with the Partnership includes (i) the joint ownership of 18 of the Partnership's 20 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of December 31, 1997, PSI owned approximately 58.33% of the Partnership's limited partnership units and (iv) PSI is the operator of the 20 properties in which the Partnership has an interest (these 20 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

Investments in Facilities
--------------------------

         The Partnership owns interests in 20 properties (excluding the properties transferred to PSBPLP in January 1997); 18 of such properties owned by the Joint Venture. The Partnership initially owned interests in 23 properties; 21 mini-warehouses, and 2 business parks. The Partnership purchased its last property in August, 1987. One of the mini-warehouses, the Homestead, Florida facility, was completely destroyed by Hurricane Andrew in August 1992. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

         Mini-Warehouse Properties generally consist of three to seven buildings containing an aggregate of between 291 to 1,175 storage spaces, most of which have between 25 and 400 square feet and an interior height of approximately 8 to 12 feet.

         The Mini-Warehouse Properties experience minor seasonal fluctuations in the occupancy levels of mini-warehouses with occupancies higher in the summer months than in the winter months. The Partnership believes that these fluctuations result in part from increased moving activity during the summer.

         The Mini-Warehouse Properties are geographically diversified and are generally located in heavily populated areas and close to concentrations of apartment complexes, single family residences and commercial developments. However, there may be circumstances in which it may be appropriate to own a property in a less populated area, for example, in an area that is highly visible from a major thoroughfare and close to, although not in, a heavily populated area. Moreover, in certain population centers, land costs and zoning restrictions may create a demand for space in nearby less populated areas.

         As with most other types of real estate, the conversion of mini-warehouses to alternative uses in connection with a sale or otherwise would generally require substantial capital expenditures. However, the Partnership and the Joint Venture do not intend to convert the Mini-Warehouse Properties to other uses.

Business Parks
--------------

         Through 1996, the Joint Venture owned and operated two business parks; one in Mesa, Arizona and one in Tempe, Arizona. These business parks were transferred to PSBPLP in January 1997 in exchange for a partnership interest in PSBPLP.

Investment Objectives and Polices; Sale or Financing of Investments
-------------------------------------------------------------------

         The Partnership's objectives are to (i) preserve and protect invested capital, (ii) maximize the potential for appreciation in value of its investments, (iii) provide Federal income tax deductions so that during the early years of property operations a portion of cash distributions may be treated as a return of capital for tax purposes, and therefore, may not represent taxable income to the limited partners and (iv) provide for cash distributions from operations. The Partnership will terminate on December 31, 2038, unless dissolved earlier.

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

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

* Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly average realized rent per occupied square foot for the Mini-Warehouse Properties were $.64 in 1997 compared to $.61 in 1996. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 89% during 1996 to 90% in 1997. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

Mini-warehouse Property Operator
--------------------------------

         The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement.

         Under the supervision of the Partnership and the Joint Venture, PSI coordinates the operation of the facilities, establishes rental policies and rates, directs marketing activity and directs the purchase of equipment and supplies, maintenance activity, and the selection and engagement of all vendors, supplies and independent contractors.

         PSI engages, at the expense of the property owners, employees for the operation of the owner's facilities, including resident managers, assistant managers, relief managers, and billing and maintenance personnel. Some or all of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs or other entities owning facilities operated by PSI.

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

         The Mini-Warehouse Properties are typically advertised via signage, yellow pages, flyers and broadcast media advertising (television and radio) in geographic areas in which many of the facilities are located. Broadcast media and other advertising costs are charged to the facilities located in geographic areas affected by the advertising. From time to time, PSI adopts promotional programs, such as temporary rent reductions, in selected areas or for individual facilities.

         For as long as the Management Agreement is in effect, PSI has granted the Partnership and the Joint Venture non-exclusive license to use two PSI service marks and related designs, including the "Public Storage" name, in conjunction with rental and operation of facilities managed pursuant to the
Management Agreement. Upon termination of the Management Agreement, the Partnership would no longer have the right to use the service marks and related designs. The General Partners believe that the loss of the right to use the service marks and related designs could have a material adverse effect on the Partnership's business.

         The  Management   Agreement  with  PSI  provides  that  the  Management
Agreement may be terminated without cause upon 60 days written notice by either party.

Business Park Operator
----------------------

         Through 1996, the business parks of the Joint Venture were managed by PSCPG, now known as PS Business Parks, Inc., pursuant to a Management Agreement. In January 1997, these properties were transferred to PSBPLP in exchange for a partnership interest.

Competition
-----------

         Competition in the market areas in which the Mini-Warehouse Properties operate is significant, and affects the occupancy levels, rental rates, and operating expenses of certain of the facilities. Competition may be accelerated by any increase in availability of funds for investment in real estate. Recent increases in plans for development of mini-warehouses are expected to further intensify competition among mini-warehouse operators in certain market areas. In addition to competition from mini-warehouses operated by PSI, there are three other national firms and numerous regional and local operators. The Partnership believes that the significant operating and financial experience of PSI's executive officers and directors and the "Public Storage" name should enable the Partnership to continue to compete effectively with other entities.

Other Business Activities
-------------------------

         A corporation owned by the Hughes Family reinsures policies against losses to goods stored by tenants in the Mini-Warehouse Properties. The Partnership believes that the availability of insurance reduces the potential liability of the Partnership and the Joint Venture to tenants for losses to their goods from theft or destruction. This corporation receives the premiums and bears the risks associated with the insurance.

         A corporation, in which PSI had a 95% economic interest and the Hughes Family has a 5% economic interest, sells locks, boxes, and tape to tenants to be used in securing their spaces and moving their goods. PSI believes that the availability of locks, boxes, and tape for sale promotes the rental of spaces.

Employees
---------

         There are 75 persons who render services on behalf of the Partnership and Joint Venture. These persons include resident managers, assistant managers, relief managers, district managers, and administrative personnel. Some of these employees may be employed on a part-time basis and may also be employed by other persons, partnerships, REITs, or other entities owning facilities operated by PSI or PSBPLP.

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $60,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1997, about the Mini-Warehouse Properties:

                                   Net              Number
                                 Rentable             of               Date of            Ownership
Location                       Square Feet          Spaces           Acquisition          Percentage
-------------------            -----------          ------           -----------          ----------
CALIFORNIA
Arleta                             30,900             299             11/26/86              50.0%
   Osborne St.
City of Industry                   60,000             565             04/01/87              50.0
   Amar Rd.

COLORADO
Denver                            104,000            1,022            12/19/86              70.0
   Sheridan Blvd.
Lakewood                          100,900             780             09/12/86              70.0
   W. 6th Ave.

FLORIDA
Homestead                               -               -             10/31/86             100.0
   S.W. 157th Ave. (1)

GEORGIA
Marietta                           95,100             637             12/10/86              50.0
   Cobb Pkwy.

INDIANA
Hammond                            45,100             395             08/11/87              40.2
   Calumet

OKLAHOMA
Oklahoma City                      61,000             608             05/28/87             100.0
   Hefner Rd.

OREGON
Gresham                            45,400             522             12/18/86              50.0
   S.E. Burnside
Hillsboro                          36,200             458             12/19/86              50.0
   Tualatin Valley Hwy.
Portland                           51,400             514             07/01/87             100.0
   Moody St.

TEXAS
Austin                             75,100             808             10/01/86              70.0
   Research Blvd.
Houston                            77,400             678             10/01/86              70.0
   Long Point
Houston                            90,100             709             10/01/86              70.0
   N. Freeway
Houston                           122,100            1,105            10/01/86              70.0
   Old Katy Rd.


                                   Net              Number
                                 Rentable             of               Date of            Ownership
Location                       Square Feet          Spaces           Acquisition          Percentage
-------------------            -----------          ------           -----------          ----------
TEXAS
Houston                           119,200            1,105            10/01/86              70.0%
   Plainfield Rd.
Houston                           120,400            1,175            10/01/86              70.0
   South Loop 610 West
San Antonio                        80,600             788             12/23/86              50.0
   Sunset Rd.

VIRGINIA
Annandale                          31,400             291             03/16/87              50.0
   Ravensworth Rd.

WASHINGTON
Auburn                             52,800             605             12/10/86              50.0
   Auburn Way N.
Lynwood                            75,800             590             12/31/86              70.0
   96th St. SW


--------------
(1) In August 1992, the facility's mini-warehouse buildings were completely destroyed by Hurricane Andrew.

         The weighted average occupancy level for the Mini-Warehouse Properties was 90% in 1997 compared to 89% in 1996. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.64 in 1997 compared to $.61 in 1996.

         Substantially all of the facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Mini-Warehouse Properties to evaluate the environmental condition of, and potential environmental liabilities of, such properties. Based on the assessments, the Partnership believes that it is probable that costs totaling $71,000 after December 31, 1997 will be incurred for known environmental remediation requirements for the Mini-Warehouse Properties. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of any of its property sites which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

ITEM 3.  LEGAL PROCEEDINGS.

         No material legal proceeding is pending against the Partnership or the Joint Venture.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  For the Years Ended December 31,
                                               ----------------------------------------------------------------------
                                                 1997            1996           1995            1994            1993
                                               --------        --------        --------       --------       --------
                                                                (In thousands, except per Unit data)

Total Revenues (a)                             $ 2,847         $ 2,460         $ 2,579        $ 2,704         $ 2,235

Depreciation and amortization (a)                  119             115             112            111             110

Net income                                       2,314           1,971           2,061          2,230           1,657

   Limited partners' share                       2,025           1,588           1,505          1,850           1,352

   General partners' share                         289             383             556            380             305

Limited partners'
   per unit data (b)

   Net income                                  $ 18.61         $ 14.59         $ 13.83        $ 17.00         $ 12.42

   Cash distributions (c) (d)                  $ 22.00         $ 30.01         $ 44.23        $ 39.35         $ 23.80

As of December 31,
------------------

Cash and cash equivalents (a)                  $ 1,179            $ 11           $ 342        $ 1,670         $ 2,407

Total assets (a)                              $ 26,989        $ 27,386         $29,028       $ 32,333        $ 35,253


(a)    Restated - See Note 1 to December 31, 1997 financial statements.

(b) Limited partners' per unit data is based on the weighted average number of units outstanding during the period (108,831 units).

(c) The General Partners distributed, concurrent with the distribution for the third quarter of 1995, a portion of the operating cash reserve estimated to be $8.19 per Unit.

(d) The General Partners distributed, concurrent with the distribution for the second quarter of 1994, the net insurance proceeds received for the destruction of the Homestead, Florida facility of $9.75 per Unit. Pursuant to the Partnership agreement, with respect to the 10% incentive on distributions of Cash Flow from Operations, the General Partners did not participate in the special distribution.

ITEM 7.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $2,314,000 in 1997 compared to $1,971,000 in 1996, representing an increase of $343,000, or 17.4%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties").

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $859,000 in 1997 compared to $799,000 during 1996, representing an increase of $60,000, or 7.5%. Cost of operations (including management fees) increased $32,000, or 12.3%, to $292,000 in 1997 from $260,000 during 1996. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $28,000, or 5.2%, from $539,000 in 1996 to $567,000 in 1997.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $1,959,000 in 1997 as compared to $1,649,000 during 1996, representing an increase of $310,000, or 18.8%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $4,000, or 3.5% from $115,000 in 1996 to $119,000 during 1997. This increase was primarily attributable to the depreciation of capital expenditures made during 1996 and 1997.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995:

         The Partnership's net income was $1,971,000 in 1996 compared to $2,061,000 in 1995, representing a decrease of $90,000, or 4.4%. The decrease was primarily attributable to a reduction in the Partnership's share of operating results at the Joint Venture's mini-warehouse properties.

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse operations was $799,000 in 1996 compared to $723,000 in 1995, representing an increase of $76,000, or 10.5%. Costs of operations (including management fees) decreased $1,000, or 0.4%, to $260,000 in 1996 from $261,000 in 1995. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $77,000, or 16.7%, to $539,000 in 1996 from $462,000 in 1995.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $1,649,000 in 1996 as compared to $1,767,000 during 1995, representing a decrease of $118,000, or 6.7%. The decrease was primarily attributable to a reduction in the Partnership's share of operating results at the Joint Venture's mini-warehouse properties.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $3,000, or 2.7% to $115,000 in 1996 from $112,000 in 1995. This increase was primarily attributable to the depreciation of capital expenditures made during 1995 and 1996.

SUPPLEMENTAL PROPERTY DATA

         In 1997, most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996: Rental income for the Mini-Warehouse Properties was $10,269,000 during 1997 compared to $9,672,000 in 1996, representing an increase of $597,000, or 6.2%. The increase in rental income was primarily attributable to increased rental rates and occupancy rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.64 in 1997 compared to $.61 for 1996. The weighted average occupancy levels at the mini-warehouse facilities increased from 89% during 1996 to 90% in 1997. Cost of operations (including management fees) increased $161,000, or 4.6%, to
$3,696,000 in 1997 from $3,535,000 in 1996. This increase was primarily attributable to increases in advertising, property tax, and management fee expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $436,000, or 7.1%, from $6,137,000 in 1996 to $6,573,000 in
1997.

         YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995: Rental income for the Mini-Warehouse Properties was $9,672,000 in 1996 compared to $9,412,000 in 1995, representing an increase of $260,000, or 2.8%. The increase in rental income was primarily attributable to increased average realized rental rates at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities were $.61 in 1996 compared to $.60 in 1995. The weighted average occupancy levels at the mini-warehouse facilities remained stable at 89% during 1996 and 1995. Costs of operations (including management fees) increased $233,000, or 7.1%, to
$3,535,000 in 1996 from $3,302,000 in 1995. This increase was primarily attributable to increases in property tax, advertising and promotion, and payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $27,000, or 0.4% to $6,137,000 in 1996 from $6,110,000 in 1995.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1997 totaling $1,179,000.

         Cash flows from operating activities and distributions from Real Estate Entities ($3,867,000 for the year ended December 31, 1997) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $12,000, $22,000, and $11,000 in 1997, 1996, and 1995, respectively. During 1998, the Partnership anticipates incurring approximately $89,000 of capital improvements to the Partnership's wholly-owned properties. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

         The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1997 and prior years were as follows:

                             Total              Per Unit
                         ------------           --------
          1997            $2,687,000             $22.00
          1996             3,666,000              30.01
          1995             5,403,000              44.23
          1994             4,687,000              39.35
          1993             2,907,000              23.80
          1992             2,701,000              22.10
          1991             3,339,000              27.34
          1990             2,407,000              19.71
          1989             3,053,000              25.00
          1988             3,054,000              25.00
          1987             2,899,000              24.90
          1986               547,000              12.89

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

         The cost of the Year 2000 project will be allocated to all entities that use the PSI computer systems. The cost of the Year 2000 project which is expected to be allocated to the Partnership and the Joint Venture is approximately $60,000. The cost of new software will be capitalized and the cost of maintenance to existing systems will be expensed as incurred.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The Partnership's financial statements are included elsewhere herein. Reference is made to the Index to Financial Statements and Financial Statement Schedules in Item 14(a).

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP.

         The Partnership has no directors or executive officers.

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks of the Joint Venture were managed by a predecessor of PSBPLP., pursuant to a Management Agreement. In January 1997, the Joint Venture transferred their business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:


     Name                                    Positions with PSI
--------------------------     -------------------------------------------------
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

         B. Wayne Hughes, Jr., age 38, became a director of PSI in January 1998. He has been Vice President Acquisitions of the Company since 1992. He is the son of B. Wayne Hughes.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At December 31, 1997, PSI beneficially owned more than 5% of the Units of the Partnership:

     Title                                             Amount of         Percent
      of               Name and Address of             Beneficial          of
     Class              Beneficial Owner               Ownership          Class
----------------     ----------------------------    ----------------     -----

Units of Limited     Public Storage, Inc.
Partnership          701 Western Avenue
Interest             Glendale, CA 91201-2394  (1)    63,478 Units (1)     58.33%


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

                  The Partnership has acquired interests in 20 properties (which exclude the properties transferred to PSBPLP in January 1997); 18 of such properties are held in a general partnership comprised of the Partnership and PSI. Under the terms of the partnership agreement, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1997, PSI has the right to require the Partnership to sell a majority of the Joint Venture's properties.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1997, the Partnership and the Joint Venture paid fees of $617,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Joint Venture's business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Partnership of 5% of the gross revenues of the commercial space operated for the Joint Venture. In January 1997, the Joint Venture, PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      List of Documents filed as part of the Report.

         1. Financial Statements: See Index to Financial Statements and Financial Statement Schedules.

         2. Financial Statement Schedules: See Index to Financial Statements and Financial Statement Schedules.

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

                                    PS PARTNERS VII, LTD.,
                                    a California Limited Partnership

Dated:  March 17, 1999          By: Public Storage, Inc., General Partner


                                By: /s/ John Reyes
                                    --------------------------------------------
                                    John Reyes
                                    Senior Vice President and Chief Financial
                                    Officer of Public Storage, Inc.
                                    (principal financial and accounting officer)

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))


                                                                         Page
                                                                      References
PS PARTNERS VII, LTD.

    Report of Independent Auditors                                       F-1

    Financial Statements and Schedules:

      Balance Sheets as of December 31, 1997 and 1996                    F-2

      For the years ended December 31, 1997, 1996 and 1995:              F-3

         Statements of Income                                            F-3

         Statements of Partners' Equity                                  F-4

         Statements of Cash Flows                                        F-5

      Notes to Financial Statements                                  F-6 - F-10

      Schedule

         Schedule III - Real Estate and Accumulated Depreciation     F-11 - F-12

Financial Statements of 50 percent or less owned persons required pursuant to Rule 3-09:

    PS BUSINESS PARKS, INC. - PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission and its filings can be accessed through the Securities and Exchange Commission.

    SEI/PSP VII JOINT VENTURES

        Report of Independent Auditors                                  F-13

        Financial Statements:

        Balance Sheets as of December 31, 1997 and 1996                 F-14

          For the years ended December 31, 1997, 1996 and 1995:

             Statements of Income                                       F-15

             Statements of Partners' Equity                             F-16

             Statements of Cash Flows                                F-17 - F-18

        Notes to Financial Statements                                F-19 - F-22

        Schedule

             Schedule III - Real Estate and Accumulated Depreciation F-23 - F-24

         All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         Report of Independent Auditors


The Partners
PS Partners VII, Ltd., a California Limited Partnership


We have audited the balance sheets of PS Partners VII, Ltd., a California Limited Partnership, as of December 31, 1997 and 1996 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners VII, Ltd., a California Limited Partnership, at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, the financial statements have been restated to account for certain joint ventures previously consolidated by the Partnership on the equity method.






                                                             ERNST & YOUNG  LLP

February 23, 1998
Los Angeles, California

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                                 BALALNCE SHEETS
                            (Restated - See Note 1)
                           December 31, 1997 and 1996


                                                                                          1997              1996
                                                                                   -------------------------------------

                                     ASSETS

Cash and cash equivalents                                                            $     1,179,000    $        11,000

Rent and other receivables                                                                     2,000             10,000

Real estate facilities, at cost:
     Land                                                                                  1,122,000          1,122,000
     Buildings and equipment                                                               2,716,000          2,704,000
                                                                                   -------------------------------------
                                                                                           3,838,000          3,826,000

     Less accumulated depreciation                                                        (1,163,000)        (1,044,000)
                                                                                   -------------------------------------
                                                                                           2,675,000          2,782,000

Investment in real estate entities                                                        23,115,000         24,567,000

Other assets                                                                                  18,000             16,000
                                                                                   -------------------------------------

                                                                                     $    26,989,000    $    27,386,000
                                                                                   =====================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                     $       128,000    $       151,000

Advance payments from renters                                                                 47,000             48,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized,  108,831 issued and outstanding                                26,475,000         26,844,000
     General partners' equity                                                                339,000            343,000
                                                                                   -------------------------------------

              Total partners' equity                                                      26,814,000         27,187,000
                                                                                   -------------------------------------

                                                                                     $    26,989,000    $    27,386,000
                                                                                   =====================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995


                                                                       1997               1996              1995
                                                                --------------------------------------------------------

REVENUE:

Rental income                                                     $       859,000    $       799,000    $       723,000
Equity in earnings of real estate entities                              1,959,000          1,649,000          1,767,000
Interest income                                                            29,000             12,000             89,000
                                                                --------------------------------------------------------
                                                                        2,847,000          2,460,000          2,579,000
                                                                --------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        240,000            212,000            218,000
Management fees                                                            52,000             48,000             43,000
Depreciation and amortization                                             119,000            115,000            112,000
Administrative                                                            122,000            114,000            120,000
Environmental costs                                                             -                  -             25,000
                                                                --------------------------------------------------------
                                                                          533,000            489,000            518,000
                                                                --------------------------------------------------------

NET INCOME                                                        $     2,314,000    $     1,971,000    $     2,061,000
                                                                ========================================================

Limited partners' share of net income
     ($18.61, $14.59, and $13.83 per unit in
     1997, 1996, and 1995, respectively)                          $     2,025,000    $     1,588,000    $     1,505,000
General partners' share of net income                                     289,000            383,000            556,000
                                                                --------------------------------------------------------
                                                                  $     2,314,000    $     1,971,000    $     2,061,000
                                                                ========================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995


                                                                     Limited            General
                                                                     Partners           Partners            Total
                                                                --------------------------------------------------------

Balances at December 31, 1994                                     $    31,831,000    $       393,000    $    32,224,000

Net income                                                              1,505,000            556,000          2,061,000

Distributions                                                          (4,814,000)          (589,000)        (5,403,000)
                                                                --------------------------------------------------------

Balances at December 31, 1995                                          28,522,000            360,000         28,882,000

Net income                                                              1,588,000            383,000          1,971,000

Distributions                                                          (3,266,000)          (400,000)        (3,666,000)
                                                                --------------------------------------------------------

Balances at December 31, 1996                                          26,844,000            343,000         27,187,000

Net income                                                              2,025,000            289,000          2,314,000

Distributions                                                          (2,394,000)          (293,000)        (2,687,000)
                                                                --------------------------------------------------------

Balances at December 31, 1997                                     $    26,475,000    $       339,000    $    26,814,000
                                                                ========================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
                             (Restated - See Note 1)
              For the years ended December 31, 1997, 1996, and 1995

                                                                            1997             1996             1995
                                                                      ---------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                         $   2,314,000    $   1,971,000    $   2,061,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                        119,000          115,000          112,000
         Decrease (increase) in rent and other receivables                      8,000           (6,000)           2,000
         Increase in other assets                                              (2,000)          (5,000)          (3,000)
         (Decrease) increase in accounts payable                              (23,000)          69,000           (3,000)
         (Decrease) increase in advance payments from renters                  (1,000)         (16,000)          40,000
         Equity in earnings of real estate entities                        (1,959,000)      (1,649,000)      (1,767,000)
                                                                      ---------------------------------------------------

             Total adjustments                                             (1,858,000)      (1,492,000)      (1,619,000)
                                                                      ---------------------------------------------------

             Net cash provided by operating activities                        456,000          479,000          442,000
                                                                      ---------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                            3,411,000        2,878,000        3,644,000
         Additions to real estate facilities                                  (12,000)         (22,000)         (11,000)
                                                                      ---------------------------------------------------

             Net cash provided by investing activities                      3,399,000        2,856,000        3,633,000
                                                                      ---------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                         (2,687,000)      (3,666,000)      (5,403,000)
                                                                      ---------------------------------------------------

             Net cash used in financing activities                         (2,687,000)      (3,666,000)      (5,403,000)
                                                                      ---------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        1,168,000         (331,000)      (1,328,000)

Cash and cash equivalents at the beginning of the period                       11,000          342,000        1,670,000
                                                                      ---------------------------------------------------

Cash and cash equivalents at the end of the period                      $   1,179,000    $      11,000    $     342,000
                                                                      ===================================================

                            See accompanying notes.
                                      F-5

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


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

                  In 1995, there was a series of mergers among Public Storage Management, Inc. (which was the Partnership's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, "PSMI"), culminating in the November 16, 1995 merger (the "PSMI Merger") of PSMI into Storage Equities, Inc. In the PSMI Merger, Storage Equities, Inc. was renamed Public Storage, Inc. and it acquired substantially all of PSMI's United States real estate operations and became the operator of the Partnership's and the Joint Venture's mini-warehouse properties.

                  The  Partnership  has  invested  in  existing   mini-warehouse
         storage facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Partnership has ownership interests in 20 properties in 10 states (collectively referred to as the "Mini-Warehouse Properties"), which exclude 2 properties transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. 18 of the properties are owned by SEI/PSP VII Joint Ventures (the "Joint Venture"), a general partnership between the Partnership and PSI. The Partnership is the managing general partner of the Joint Venture, with ownership interests in the individual properties of the Joint Venture ranging from 40.2% to 70%.

                  As used hereinafter, the Joint Venture and PSBPLP are referred to as the "Real Estate Entities".

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Partnership. The accounts of the Joint Venture, which the Partnership does not control, are not consolidated with the Partnership and the Partnership's interest in the Joint Venture is accounted for on the equity method.

                  The Partnership does not control the Joint Venture because PSI has significant control rights with respect to the management of the properties, including I) PSI has the right to compel the sale of each property in the Joint Venture and II) PSI has the right to require the Partnership to submit operating budgets.

1.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

                  Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements for 1997, 1996, and 1995 have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity. The primary impact of this change was to reduce total assets by $22,796,000 and $22,736,000 in 1997 and 1996, respectively; the total of minority interest and liabilities was reduced by the corresponding same amount in each period. Total revenues decreased by $7,716,000, $8,124,000, and $7,822,000, respectively, in the years ended December 31, 1997, 1996, and 1995, respectively; the total of minority interest in income and expenses were reduced by the corresponding same amount in each period.

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

         Depreciation and Amortization
         -----------------------------

                  The Partnership and the Joint Venture depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

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

1.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

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

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based on the assessments, the Partnership believes that after December 31, 1997 it is probable that the Mini-Warehouse Properties will incur costs totaling $71,000. During 1997, 1996, and 1995, the Partnership and the Joint Venture paid none, $13,000, and
         $25,000, respectively, in connection with the environmental remediations. Although there can be no assurance, the Partnership is not aware of any unaccrued environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2.       REAL ESTATE FACILITIES

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

                  In January 1997, the Partnership and PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

3.       INVESTMENT IN REAL ESTATE ENTITIES

                 During 1997, 1996, and 1995, the Partnership recognized earnings from the Real Estate Entities of $1,959,000, $1,649,000 and $1,767,000, respectively, and received cash distributions totaling
         $3,411,000,  $2,878,000  and  $3,644,000,  respectively  from  the Real
         Estate Entities.

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                         1997            1996
                                                     -----------     -----------
For the year ended December 31,
    Total revenues                                   $41,253,000     $9,773,000
    Minority interest in income                       $8,566,000             $0
    Net income                                        $8,008,000     $3,760,000

At December 31,
    Total assets, net of accumulated depreciation   $369,365,000    $47,303,000
    Total liabilities                                $12,996,000     $1,196,000
    Total minority interest                         $168,665,000             $0
    Total equity                                    $187,704,000    $46,107,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1997 and at December 31, 1997, respectively, as compared to prior periods, is the result of the January 1997 transfer of business parks owned by the Joint Venture to PSBPLP, which was formed to own and operate business parks. PSI has a significant interest in PSBPLP.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K/A for 1997, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.


4.       GENERAL PARTNERS' EQUITY

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

5.       RELATED PARTY TRANSACTIONS

                  The Partnership has a management agreement with PSI whereby PSI operates the Mini-Warehouse Properties for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Joint Venture transferred its business park facilities to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       LEASES

                  The Partnership has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       TAXES BASED ON INCOME

                  Taxes based on income are the responsibility of the individual partners and, accordingly, the Partnership's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $4,762,000, $1,833,000 and $1,825,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS VII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------------


    5/87      OK City/Hefner                             $-            459,000          941,000         206,000
    7/86      Portland/Moody                              -            663,000        1,637,000         (68,000)
                                                  ---------------------------------------------------------------

                                                         $-         $1,122,000       $2,578,000        $138,000
                                                  ===============================================================


                                                                  Gross Carrying Amount
                                                                    At December 31, 1997
                                                 ---------------------------------------------------------------
    Date                                                            Building &                     Accumulated
  Acquired                Description                  Land        Improvements        Total      Depreciation
----------------------------------------------------------------------------------------------------------------


    5/87      OK City/Hefner                            459,000       1,147,000       1,606,000        499,000
    7/86      Portland/Moody                            663,000       1,569,000       2,232,000        664,000
                                                ----------------------------------------------------------------

                                                     $1,122,000      $2,716,000      $3,838,000     $1,163,000
                                                ================================================================

                              PS PARTNERS VII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.


                       GROSS CARRYING COST RECONCILIATION

                                                  Years Ended December 31,
                                          --------------------------------------
                                             1997          1996          1995
                                          --------------------------------------

Balance at beginning of the period        $3,826,000    $3,804,000    $3,793,000

Additions during the period:
     Improvements, etc.                       12,000        22,000        11,000
                                          --------------------------------------

Balance at the close of the period        $3,838,000    $3,826,000    $3,804,000
                                          ======================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                  Years Ended December 31,
                                          --------------------------------------
                                             1997          1996           1995
                                          --------------------------------------

Balance at beginning of the period         $1,044,000    $ 929,000      $817,000

Additions during the period:
 Depreciation                                 119,000      115,000       112,000
                                          --------------------------------------

Balance at the close of the period         $1,163,000    $1,044,000     $929,000
                                          ======================================


(B) The aggregate cost of real estate for Federal income tax purposes is $4,161,000.

                         Report of Independent Auditors




The Partners
SEI/PSP VII Joint Ventures


We have audited the balance sheets of the SEI/PSP VII Joint Ventures as of December 31, 1997 and 1996 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP VII Joint Ventures at December 31, 1997 and 1996, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP

February 23, 1998
Los Angeles, CA

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1997 and 1996


                                                                                          1997               1996
                                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                                   $167,000            $131,000

Rent and other receivables                                                                    70,000              63,000

Real estate facilities, at cost:
     Land                                                                                 14,908,000          17,660,000
     Buildings and equipment                                                              41,715,000          48,960,000
                                                                                   --------------------------------------
                                                                                          56,623,000          66,620,000

         Less accumulated depreciation                                                   (18,087,000)        (19,659,000)
                                                                                   --------------------------------------
                                                                                          38,536,000          46,961,000

Investment in real estate entity                                                           7,046,000                   -

Other assets                                                                                  92,000             148,000
                                                                                   --------------------------------------

                                                                                         $45,911,000         $47,303,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                            $859,000            $903,000

Advance payments from renters                                                                306,000             293,000

Partners' equity:
     PS Partners VII, Ltd.                                                                23,115,000          24,567,000
     Public Storage, Inc.                                                                 21,631,000          21,540,000
                                                                                   --------------------------------------

Total partners' equity                                                                    44,746,000          46,107,000
                                                                                   --------------------------------------

                                                                                         $45,911,000         $47,303,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-14

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1997, 1996, and 1995



                                                                         1997              1996              1995
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                            $9,410,000        $9,773,000        $9,570,000
Equity in earnings of real estate entity                                    265,000                 -                 -
Other income                                                                      -                 -            19,000
                                                                   -----------------------------------------------------
                                                                          9,675,000         9,773,000         9,589,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        2,839,000         3,119,000         2,895,000
Management fees                                                             565,000           577,000           566,000
Depreciation and amortization                                             2,099,000         2,317,000         2,092,000
Environmental costs                                                               -                 -            85,000
                                                                   -----------------------------------------------------
                                                                          5,503,000         6,013,000         5,638,000
                                                                   -----------------------------------------------------


NET INCOME                                                               $4,172,000        $3,760,000        $3,951,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners VII, Ltd.'s share                                  $1,959,000        $1,649,000        $1,767,000
          Public Storage Inc.'s share                                     2,213,000         2,111,000         2,184,000
                                                                   -----------------------------------------------------
                                                                         $4,172,000        $3,760,000        $3,951,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-15

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                     STATEMENTS OF PARTNERS' EQUITY
              For the years ended December 31, 1997, 1996, and 1995



                                                                   PS Partners        Public Storage
                                                                   VII., Ltd.              Inc.              Total
                                                              -----------------------------------------------------------

Balances at December 31, 1994                                        $27,673,000        $21,073,000        $48,746,000

Net income                                                             1,767,000          2,184,000          3,951,000

Distributions                                                         (3,644,000)        (2,090,000)        (5,734,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1995                                         25,796,000         21,167,000         46,963,000

Net income                                                             1,649,000          2,111,000          3,760,000

Distributions                                                         (2,878,000)        (1,738,000)        (4,616,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1996                                         24,567,000         21,540,000         46,107,000

Net income                                                             1,959,000          2,213,000          4,172,000

Distributions                                                         (3,411,000)        (2,122,000)        (5,533,000)
                                                              -----------------------------------------------------------

Balances at December 31, 1997                                        $23,115,000        $21,631,000        $44,746,000
                                                              ===========================================================

                            See accompanying notes.
                                      F-16

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
             For the years ended December 31, 1997, 1996, and 1995

                                                                              1997            1996            1995
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $4,172,000      $3,760,000      $3,951,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,099,000        2,317,000       2,092,000
         Increase in rent and other receivables                                 (7,000)         (19,000)         (7,000)
         Decrease (increase) in other assets                                    56,000          (34,000)         (4,000)
         (Decrease) increase in accounts payable                               (44,000)          15,000          33,000
         Increase (decrease) in advance payments from renters                   13,000          (30,000)        (26,000)
         Equity in earnings of real estate entity                             (265,000)               -               -

                                                                        -------------------------------------------------
              Total adjustments                                              1,852,000        2,249,000       2,088,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      6,024,000        6,009,000       6,039,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN  INVESTING ACTIVITIES:

          Proceeds from insurance company for partial
              condemnation of real estate facility                                   -                -         312,000
         Distributions from real estate entity                                 111,000                -               -
         Additions to real estate facilities                                  (566,000)      (1,455,000)       (598,000)
                                                                        -------------------------------------------------

              Net cash used in  investing activities                          (455,000)      (1,455,000)       (286,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (5,533,000)      (4,616,000)     (5,734,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (5,533,000)      (4,616,000)     (5,734,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            36,000          (62,000)         19,000

Cash and cash equivalents at the beginning of the period                       131,000          193,000         174,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $167,000         $131,000        $193,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1997, 1996, and 1995
                                   (Continued)


                                                                                   1997           1996         1995
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                            $(6,892,000)       $-           $-

     Transfer of real estate facilities for interest in real estate entity,
     net                                                                           6,892,000         -            -

                            See accompanying notes.
                                      F-18

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997


1.       DESCRIPTION OF PARTNERSHIP

                  SEI/PSP VII Joint Ventures (the "Joint Venture") was formed on December 31, 1990 in connection with the consolidation of 15 separate general partnerships between Public Storage Inc. ("PSI") and PS Partners VII, Ltd. ("PSP VII"). The Joint Venture, through its predecessor general partnerships, invested in existing mini-warehouse facilities which offer self-service storage spaces for lease, usually on a month-to-month basis, to the general public and, to a lesser extent, in existing business park facilities which offer industrial and office space for lease.

                  The Joint Venture owns 18 properties (referred to hereinafter as the "Mini-Warehouses"), which excludes two properties which was transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. PSP VII is the managing general partner of the Joint Venture, with its ownership interests in the properties of the Joint Venture ranging from 40.2% to 70%.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PARTNERSHIP MATTERS

         Basis of Presentation
         ---------------------

                  The financial statements include the accounts of the Joint Venture.

                  Under the terms of the general partnership agreement of the Joint Venture, for property acquisitions in which PSI issued convertible securities to the sellers for its interest, PSI's right to receive cash flow distributions for any year after the first year of operation are subordinated to cash distributions to PSP VII equal to a cumulative annual 7% of its cash investment (not compounded). In addition, upon sale or refinancing of a property for more than its original purchase price, distribution of proceeds to PSI is subordinated to the return to PSP VII of the amount of its cash investment and the 7% distribution described above.

         Depreciation and amortization
         -----------------------------

                  The Joint Venture depreciates the buildings and equipment on a straight-line method over estimated useful lives of 25 and 5 years, respectively. Leasing commissions relating to business park properties are expensed when incurred.

         Revenue Recognition
         -------------------

                  Property rents are recognized as earned.

         Allocation of Net Income to PSP VII and PSI
         -------------------------------------------

                  Net income prior to depreciation is allocated to PSP VII and PSI based upon their relative ownership interest in each property and the results of each property.

                  Under the terms of the general  partnership  agreement  of the
         Joint Venture all depreciation and amortization with respect to each Joint Venture is allocated solely to PSP VII until it recovers its initial capital contribution. Thereafter, all depreciation and amortization is allocated solely to PSI until it recovers its initial capital contribution. All remaining depreciation and amortization is allocated to PSP VII and PSI in proportion to their ownership percentages.

2.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Cash Distributions
         ------------------

                  The  general  partnership   agreement  of  the  Joint  Venture
         provides for regular distributions of cash flow from operations (as defined).

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Joint Venture considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Based upon these evaluations, the Joint Venture accrued a total of $85,000 of environmental expense in 1995. Although there can be no assurance, the Joint Venture is not aware of any additional unaccrued environmental contamination of the Mini-Warehouses.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       REAL ESTATE FACILITIES

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

                  In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the method of accounting for long-lived assets that are expected to be disposed. The Joint Venture adopted Statement 121 in 1996 and the adoption had no effect.

                  In January 1997, the Joint Venture, PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

4.       INVESTMENT IN REAL ESTATE ENTITY

                  In 1997, the Joint Venture recognized $265,000 in equity in earnings of real estate entities with respect to the investment in PSBPLP described in Note 2 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                                    1997
                                                                -----------
 For the year ended December 31,
     Total revenues                                             $31,578,000
     Minority interest in income                                 $8,566,000
     Net income                                                  $3,836,000

 At December 31,
     Total assets, net of accumulated depreciation             $323,454,000
     Total liabilities                                          $11,831,000
     Total minority interest                                   $168,665,000
     Total equity                                              $142,958,000

                 PS Business Parks, Inc., which owns PSBPLP, is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.

5.       RELATED PARTY TRANSACTIONS

                  The Joint Venture has a management agreement with PSI whereby PSI operates the Mini-Warehouses for a fee equal to 6% of the facilities' monthly gross revenue (as defined).

                  In January 1997, the Joint Venture transferred its business park facility to PSBPLP in exchange for a partnership interest in PSBPLP.

                  PSI has a significant economic interest in PSBPLP and PSBP.

6.       LEASES

                  The Joint Venture has invested primarily in existing mini-warehouse storage facilities which offer self-service storage spaces for lease to the general public. Leases for such space are usually on a month-to-month basis.

7.       TAXES BASED ON INCOME

                  Taxes based on income are the responsibility of PSP VII and PSI and, accordingly, the Joint Venture's financial statements do not reflect a provision for such taxes.

                  Unaudited taxable net income was $4,279,000, $3,675,000 and $3,628,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                           SEI/PSP VII JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Building &       Building &
  Acquired                Description              Encumbrances        Land         Improvement     Improvements
-----------------------------------------------------------------------------------------------------------------

9/86         Lakewood/W. 6th Ave.                        $-         $1,070,000       $3,155,000        $479,000
10/86        Pilgrim/Houston/Loop 610                     -          1,299,000        3,491,000         926,000
10/86        Pilgrim/Houston/S.W. Freeway                 -            904,000        2,319,000         539,000
10/86        Pilgrim/Houston/FM 1960                      -            719,000        1,987,000           2,000
10/86        Pilgrim/Houston/Old Katy Rd.                 -          1,365,000        3,431,000         917,000
10/86        Pilgrim/Houston/Long Point                   -            451,000        1,187,000         469,000
10/86        Austin/Red Rooster                           -          1,390,000        1,710,000         393,000
12/86         Lynnwood/196th SW                           -          1,063,000        1,602,000         314,000
12/86        Auburn/Auburn Way North                      -            606,000        1,144,000         325,000
12/86        Gresham/Burnside                             -            351,000        1,056,000         335,000
12/86        Denver/Sheridan Rd.                          -          1,033,000        2,792,000         589,000
12/86        Marietta/Cobb Pkwy.                          -            536,000        2,764,000         548,000
12/86        Hillsboro/Tualatin Hwy.                      -            461,000          574,000         207,000
11/86        Arleta/Osborne St.                           -            987,000          663,000         230,000
4/87         City of Industry/Amar Rd.                    -            748,000        2,052,000         363,000
3/87         Annandale/Ravensworth                        -            679,000        1,621,000         185,000
12/86        San Antonio/Sunst Rd.                        -          1,206,000        1,594,000         474,000
8/86         Hammond/Calumet                              -             97,000          751,000         470,000
                                                  ---------------------------------------------------------------

                                                         $-        $14,965,000      $33,893,000      $7,765,000
                                                  ===============================================================


                                                                     Gross Carrying Amount
                                                                      At December 31, 1997
                                                   ---------------------------------------------------------------
    Date                                                              Building &                     Accumulated
  Acquired                Description                    Land        Improvements        Total      Depreciation
------------------------------------------------------------------------------------------------------------------

9/86         Lakewood/W. 6th Ave.                      $1,070,000      $3,634,000      $4,704,000      $1,697,000
10/86        Pilgrim/Houston/Loop 610                   1,299,000       4,417,000       5,716,000       1,977,000
10/86        Pilgrim/Houston/S.W. Freeway                 904,000       2,858,000       3,762,000       1,261,000
10/86        Pilgrim/Houston/FM 1960                      662,000       2,046,000       2,708,000         887,000
10/86        Pilgrim/Houston/Old Katy Rd.               1,365,000       4,348,000       5,713,000       1,886,000
10/86        Pilgrim/Houston/Long Point                   451,000       1,656,000       2,107,000         772,000
10/86        Austin/Red Rooster                         1,390,000       2,103,000       3,493,000         926,000
12/86         Lynnwood/196th SW                         1,063,000       1,916,000       2,979,000         844,000
12/86        Auburn/Auburn Way North                      606,000       1,469,000       2,075,000         681,000
12/86        Gresham/Burnside                             351,000       1,391,000       1,742,000         613,000
12/86        Denver/Sheridan Rd.                        1,033,000       3,381,000       4,414,000       1,479,000
12/86        Marietta/Cobb Pkwy.                          536,000       3,312,000       3,848,000       1,477,000
12/86        Hillsboro/Tualatin Hwy.                      461,000         781,000       1,242,000         380,000
11/86        Arleta/Osborne St.                           987,000         893,000       1,880,000         393,000
4/87         City of Industry/Amar Rd.                    748,000       2,415,000       3,163,000         646,000
3/87         Annandale/Ravensworth                        679,000       1,806,000       2,485,000         801,000
12/86        San Antonio/Sunst Rd.                      1,206,000       2,068,000       3,274,000         871,000
8/86         Hammond/Calumet                               97,000       1,221,000       1,318,000         496,000
                                                  ----------------------------------------------------------------

                                                      $14,908,000     $41,715,000     $56,623,000     $18,087,000
                                                  ================================================================

                                      F-23

                           SEI/PSP VII JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                 Years Ended December 31,
                                     -------------------------------------------
                                        1997           1996           1995
                                     -------------------------------------------

Balance at beginning of the period   $ 66,620,000   $ 65,165,000   $ 65,054,000

Additions during the period:
     Improvements, etc.                   566,000      1,455,000        598,000

Deductions during the period:
     Disposition of real estate       (10,563,000)             -       (487,000)
                                     -------------------------------------------

Balance at the close of the period   $ 56,623,000   $ 66,620,000   $ 65,165,000
                                     ===========================================


                     ACCUMULATED DEPRECIATION RECONCILIATION

                                                 Years Ended December 31,
                                     -------------------------------------------
                                        1997           1996           1995
                                     -------------------------------------------

Balance at beginning of the period   $ 19,659,000   $ 17,342,000   $ 15,405,000

Additions during the period:
     Depreciation                       2,099,000      2,317,000      2,092,000

Deductions during the period:
     Disposition of real estate        (3,671,000)             -       (155,000)
                                     -------------------------------------------

Balance at the close of the period   $ 18,087,000   $ 19,659,000   $ 17,342,000
                                     ===========================================


(B) The aggregate cost of real estate for Federal income tax purposes is $55,643,000