Form 10-Q/A
period 1998-06-30
PS PARTNERS VII LTD
filed 1999-03-18
CIK 781850

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

                                    Yes X No
                                       ---  ---

                                      INDEX




PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 1998
              and December 31, 1997                                        2

         Condensed statements of income for the three
              and six months ended June 30, 1998 and 1997                  3

         Condensed statements of cash flows for the
              six months ended June 30, 1998 and 1997                      4

         Notes to condensed financial statements                           5

         Management's discussion and analysis of financial condition
              and results of operations                                    6-9

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                         10

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS

                                                                                  June 30,        December 31,
                                                                                    1998              1997
                                                                              -----------------------------------
                                                                                 (Unaudited)
                                                                            (Restated - See Note 5)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                          $2,075,000        $1,179,000

Rent and other receivables                                                              3,000             2,000

Real estate facilities, at cost:
     Land                                                                           1,122,000         1,122,000
     Buildings and equipment                                                        2,736,000         2,716,000
                                                                              -----------------------------------
                                                                                    3,858,000         3,838,000

     Less accumulated depreciation                                                 (1,222,000)       (1,163,000)
                                                                              -----------------------------------
                                                                                    2,636,000         2,675,000

Investment in real estate entities                                                 22,293,000        23,115,000

Other assets                                                                           28,000            18,000
                                                                              -----------------------------------

                                                                                  $27,035,000       $26,989,000
                                                                              ===================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                     $111,000          $128,000

Advance payments from renters                                                          51,000            47,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, 108,831 issued and outstanding                          26,533,000        26,475,000
     General partners' equity                                                         340,000           339,000
                                                                              -----------------------------------

Total partners' equity                                                             26,873,000        26,814,000
                                                                              -----------------------------------

                                                                                  $27,035,000       $26,989,000
                                                                              ===================================

                            See accompanying notes.
                                       2

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                        June 30,
                                                            ----------------------------------------------------------------
                                                                 1998            1997            1998            1997
                                                            ----------------------------------------------------------------

REVENUE:

Rental income                                                     $222,000        $219,000       $436,000         $425,000
Equity in earnings of real estate entities                         567,000         487,000      1,055,000          911,000
Interest income                                                     25,000           5,000         43,000            7,000
                                                            ----------------------------------------------------------------
                                                                   814,000         711,000      1,534,000        1,343,000
                                                            ----------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                  60,000          60,000        115,000          117,000
Management fees                                                     12,000          14,000         26,000           27,000
Depreciation and amortization                                       30,000          29,000         59,000           58,000
Administrative                                                      30,000          28,000         54,000           49,000
                                                            ----------------------------------------------------------------
                                                                   132,000         131,000        254,000          251,000
                                                            ----------------------------------------------------------------

NET INCOME                                                        $682,000        $580,000     $1,280,000       $1,092,000
                                                            ================================================================

Limited partners' share of net income
     ($10.53 per unit in 1998 and
     $8.60 per unit in 1997)                                                                   $1,146,000         $936,000
General partners' share of net income                                                             134,000          156,000
                                                                                           ---------------------------------
                                                                                               $1,280,000       $1,092,000
                                                                                           =================================

                            See accompanying notes.
                                       3

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Restated - See Note 5)
                                   (UNAUDITED)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           -------------------------------------
                                                                                  1998              1997
                                                                           -------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                                  $1,280,000         $1,092,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                               59,000             58,000
         (Increase) decrease in rent and other receivables                           (1,000)             8,000
         Increase in other assets                                                   (10,000)           (10,000)
         Decrease in accounts payable                                               (17,000)           (64,000)
         Increase in advance payments from renters                                    4,000              1,000
         Equity in earnings of real estate entities                              (1,055,000)          (911,000)
                                                                           -------------------------------------

             Total adjustments                                                   (1,020,000)          (918,000)
                                                                           -------------------------------------

             Net cash provided by operating activities                              260,000            174,000
                                                                           -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                                  1,877,000          1,316,000
         Additions to real estate facilities                                        (20,000)            90,000
                                                                           -------------------------------------

             Net cash provided by investing activities                            1,857,000          1,406,000
                                                                           -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                               (1,221,000)        (1,466,000)
                                                                           -------------------------------------

             Net cash used in financing activities                               (1,221,000)        (1,466,000)
                                                                           -------------------------------------

Net increase in cash and cash equivalents                                           896,000            114,000

Cash and cash equivalents at the beginning of the period                          1,179,000             11,000
                                                                           -------------------------------------

Cash and cash equivalents at the end of the period                               $2,075,000           $125,000
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

4. In January 1997, the Joint Venture, PSI, and other related partnerships transferred a total of 35 business parks to PS Business Parks, LP ("PSBPLP"), an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc.

5. Previously, the Partnership consolidated the Joint Venture in its financial statements. The accompanying financial statements have been restated to de-consolidate the Joint Venture. This restatement had no impact upon net income or Partner's Equity.

6. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                   Six Months Ended June 30,
                                                 -----------------------------
                                                    1998              1997
                                                 -----------       -----------
  Total revenues......................           $41,819,000       $18,086,000
  Minority interest in income.........            $5,683,000        $4,392,000
  Net income..........................           $12,431,000        $2,388,000

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 and in the report for the quarterly period on Form 10-Q/A for the quarter ended March 31, 1998.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

         The Partnership's net income for the three months ended June 30, 1998 was $682,000 compared to $580,000 for the three months ended June 30, 1997, representing an increase of $102,000, or 18%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in as well as an increase in interest income.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $222,000 compared to $219,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $3,000, or 1%. Cost of operations (including management fees) decreased $2,000, or 3%, to $72,000 from $74,000 for the three months ended June 30, 1998 and 1997, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $5,000, or 3%, from $145,000 to $150,000 for the three months ended June 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $567,000 in the three months ended June 30, 1998 as compared to $487,000 during the three months ended June 30, 1997, representing an increase of $80,000, or 16%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $1,000, or 3%, from $29,000 to $30,000 for the three months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

         The Partnership's net income for the six months ended June 30, 1998 was $1,280,000 compared to $1,092,000 for the six months ended June 30, 1997, representing an increase of $188,000, or 17%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities that the Partnership has an interest in combined with an increase in interest income.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $436,000 compared to $425,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $11,000, or 3%. Cost of operations (including management fees) decreased $3,000, or 2%, to $141,000 from $144,000 for the six months ended June 30, 1998 and 1997, respectively.
Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $14,000, or 5%, from $281,000 to $295,000 for the six months ended June 30, 1997 and 1998, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,055,000 in the six months ended June 30, 1998 as compared to $911,000 during the six months ended June 30, 1997, representing an increase of $144,000, or 16%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $1,000, or 2%, from $59,000 to $58,000 for the six months ended June 30, 1997 and 1998, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1997 and 1998.

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997:

         Rental income for the Mini-Warehouse Properties was $2,763,000 compared to $2,520,000 for the three months ended June 30, 1998 and 1997, respectively, representing an increase of $243,000, or 10%. The increase in rental income was primarily attributable to increased rental rates and occupancy rates at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.68 compared to $.63 for the three months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 90% to 92% for the three months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $119,000, or 13%, to $1,009,000 from $894,000 for the three months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), property tax, and payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $128,000, or 8%, from $1,626,000 to $1,754,000 for the three months ended June 30, 1997 and 1998, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997:

         Rental income for the Mini-Warehouse Properties was $5,383,000 compared to $4,978,000 for the six months ended June 30, 1998 and 1997, respectively, representing an increase of $405,000, or 8%. The increase in rental income was primarily attributable to increased rental rates and occupancy rates at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.66 compared to $.63 for the six months ended June 30, 1998 and 1997, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 89% to 91% for the six months ended June 30, 1997 and 1998, respectively. Cost of operations (including management fees) increased $171,000, or 9%, to $1,985,000 from $1,814,000 for the six months ended June 30, 1998 and 1997, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center), property tax, and payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $234,000, or 7%, from $3,164,000 to $3,398,000 for the six months ended June 30, 1997 and 1998, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,137,000 for the six months ended June 30, 1998) has been sufficient to meet all current obligations of the Partnership.

         During 1998, the Partnership anticipates approximately $89,000 of capital improvements for the Partnership's wholly-owned properties. Total capital improvements were $20,000 for the six months ended June 30, 1998.

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