Form 10-K
period 1998-12-31
PS PARTNERS VII LTD
filed 1999-03-26
CIK 781850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

For the fiscal year ended December 31, 1998
                          -----------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from               to
                              ---------------  ---------------

Commission File Number 0-15800
                       -------

             PS PARTNERS VII, LTD., a California Limited Partnership
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               California                                   95-4018460
    (State or other jurisdiction of                      (I.R.S. Employer
----------------------------------------              ----------------------
     incorporation or organization)                   Identification Number)

           701 Western Avenue
          Glendale, California                              91201-2394
----------------------------------------              ----------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (818) 244-8080
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]


--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

                                     PART I
ITEM 1.  BUSINESS.

Forward Looking Statements
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

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

         PSI's current relationship with the Partnership includes (i) the joint ownership of 18 of the Partnership's 20 properties (which excludes the properties transferred to PSBPLP in January 1997), (ii) PSI is a co-general partner along with Hughes, who is chairman of the board and chief executive officer of PSI, (iii) as of January 1, 1999, PSI owned approximately 59.68% of the Partnership's limited partnership units and (iv) PSI is the operator of the 20 properties in which the Partnership has an interest (these 20 properties are referred to collectively hereinafter as the "Mini-Warehouse Properties").

Investments in Facilities
--------------------------

         The Partnership owns interests in 20 properties (excluding the properties transferred to PSBPLP in January 1997); 18 of such properties are owned by the Joint Venture. The Partnership initially owned interests in 23 properties; 21 mini-warehouses, and 2 business parks. The Partnership purchased its last property in August, 1987. One of the mini-warehouses, the Homestead, Florida facility, was completely destroyed by Hurricane Andrew in August 1992. Reference is made to the table in Item 2 for a summary of information about the Partnership's properties.

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

Investment Objectives and Policies
----------------------------------

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

         The Partnership will terminate on December 31, 2038, unless dissolved earlier. Under the terms of the general partnership agreement with PSI, PSI has the right to require the Partnership to sell all of the properties owned by the Joint Venture. (see Item 12 (c)).

Operating Strategies
--------------------

         The Mini-Warehouse Properties are operated by PSI under the "Public Storage" name, which the Partnership believes is the most recognized name in the mini-warehouse industry. The major elements of the Partnership's operating strategies are as follows:

* Capitalize on Public Storage's name recognition. PSI, together with its predecessor, has more than 20 years of operating experience in the mini-warehouse business. PSI has informed the Partnership that it is the largest mini-warehouse facility operator in the United States in terms of both number of facilities and rentable space operated. PSI believes that its marketing and advertising programs improve its competitive position in the market. PSI's in-house Yellow Pages staff designs and places advertisements in approximately 700 directories. Commencing in early 1996, PSI began to experiment with a telephone reservation system designed to provide added customer service. Customers calling either PSI's toll-free referral system, (800)
         44-STORE, or a mini-warehouse facility are directed to PSI's reservation system where a trained representative discusses with the customer space requirements, price and location preferences and also informs the customer of other products and services provided by PSI. As of December 31, 1998, the telephone reservation system was supporting rental activity at all of the Partnership's properties. PSI's toll-free telephone referral system services approximately 175,000 calls per month from potential customers inquiring as to the nearest Public Storage mini-warehouse.

* Maintain high occupancy levels and increase realized rents. Subject to market conditions, the Partnership generally seeks to achieve average occupancy levels in excess of 90% and to eliminate promotions prior to increasing rental rates. The monthly average realized rent per occupied square foot for the Mini-Warehouse Properties were $.68 in 1998 compared to $.64 in 1997. The weighted average occupancy levels at the Mini-Warehouse Properties increased from 90% during 1997 to 91% in 1998. The Partnership has increased rental rates in many markets where it has achieved high occupancy levels and eliminated or minimized promotions.

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

* Professional property operation. In addition to the approximately 170 support personnel at the Public Storage corporate offices, there are approximately 2,700 on-site personnel who manage the day-to-day operations of the mini-warehouses in the Public Storage system. These on-site personnel are supervised by 120 district managers, 33 regional managers and 11 divisional managers who report to the president of the mini-warehouse property operator (who has 15 years of experience with the Public Storage organization). PSI carefully selects and extensively trains the operational and support personnel and offers them a progressive career path. See "Mini-warehouse Property Operator."

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

ITEM 2.  PROPERTIES.

         The following table sets forth information as of December 31, 1998, about the Mini-Warehouse Properties:


                                   Net              Number
                                 Rentable             of              Date of           Ownership
Location                       Square Feet          Spaces          Acquisition         Percentage
----------------------         -----------          ------          -----------         ----------
CALIFORNIA
Arleta                            30,900             299             11/26/86             50.0%
   Osborne St.
City of Industry                  60,000             543             04/01/87             50.0
   Amar Rd.

COLORADO
Denver                           103,700            1,003            12/19/86             70.0
   Sheridan Blvd.
Lakewood                         100,900             763             09/12/86             70.0
   W. 6th Ave.

FLORIDA
Homestead                              -               -             10/31/86            100.0
   S.W. 157th Ave. (1)

GEORGIA
Marietta                          94,700             625             12/10/86             50.0
   Cobb Pkwy.

INDIANA
Hammond                           45,100             395             08/11/87             40.2
   Calumet

OKLAHOMA
Oklahoma City                     61,000             607             05/28/87            100.0
   Hefner Rd.

OREGON
Gresham                           45,400             522             12/18/86             50.0
   S.E. Burnside
Hillsboro                         36,200             458             12/19/86             50.0
   Tualatin Valley Hwy.
Portland                          51,400             516             07/01/87            100.0
   Moody St.

TEXAS
Austin                            75,200             802             10/01/86             70.0
   Research Blvd.
Houston                           76,500             651             10/01/86             70.0
   Long Point
Houston                           96,400             790             10/01/86             70.0
   N. Freeway
Houston                          119,200             996             10/01/86             70.0
   Old Katy Rd.

                                       7


                                   Net              Number
                                 Rentable             of              Date of           Ownership
Location                       Square Feet          Spaces          Acquisition         Percentage
----------------------         -----------          ------          -----------         ----------
TEXAS
Houston                          119,000            1,088            10/01/86             70.0%
   Plainfield Rd.
Houston                          119,200            1,164            10/01/86             70.0
   South Loop 610 West
San Antonio                       80,600             788             12/23/86             50.0
   Sunset Rd.

VIRGINIA
Annandale                         31,400             290             03/16/87             50.0
   Ravensworth Rd.

WASHINGTON
Auburn                            52,800             596             12/10/86             50.0
   Auburn Way N.
Lynwood                           75,800             588             12/31/86             70.0
   196th St. SW


-----------------------------
(1) In August 1992, the facility's mini-warehouse buildings were completely destroyed by Hurricane Andrew.

         The weighted average occupancy level for the Mini-Warehouse Properties was 91% in 1998 compared to 90% in 1997. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.68 in 1998 compared to $.64 in 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

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

         Exclusive of the General Partners' interest in the Partnership, as of December 31, 1998, there were approximately 1,901 record holders of Units.

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

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                  For the Years Ended December 31,
                                               -----------------------------------------------------------------------
                                                 1998            1997           1996            1995            1994
                                               -------         -------         -------         -------         -------
                                                                (In thousands, except per Unit data)

Total Revenues                                 $ 3,314         $ 2,847         $ 2,460        $ 2,579         $ 2,704

Depreciation and amortization                      122             119             115            112             111

Net income                                       2,758           2,314           1,971          2,061           2,230

   Limited partners' share                       2,489           2,025           1,588          1,505           1,850

   General partners' share                         269             289             383            556             380

Limited partners'
   per unit data (a)

   Net income                                  $ 22.87         $ 18.61         $ 14.59        $ 13.83         $ 17.00

   Cash distributions (b) (c)                  $ 20.01         $ 22.00         $ 30.01        $ 44.23         $ 39.35

As of December 31,
------------------

Cash and cash equivalents                      $ 3,126         $ 1,179            $ 11          $ 342         $ 1,670

Total assets                                  $ 27,260        $ 26,989        $ 27,386        $29,028        $ 32,333


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

ITEM 7.  MANAGEMENT'S  DISCUSSION   AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
         RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

         When used within this document, the words "expects," "believes," "anticipates," "should," "estimates," and similar expressions are intended to identify "forward-looking statements" within the meaning of that term in Section 27A of the Securities Exchange Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors, which may cause the actual results and performance of the Partnership to be materially different from those expressed or implied in the forward looking statements. Such factors include the impact of competition from new and existing real estate facilities which could impact rents and occupancy levels at the real estate facilities that the Partnership has an interest in; the Partnership's ability to effectively compete in the markets that it does business in; the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing Partnerships; and the impact of general economic conditions upon rental rates and occupancy levels at the real estate facilities that the Partnership has an interest in.

RESULTS OF OPERATIONS
---------------------

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997:

         The Partnership's net income was $2,758,000 in 1998 compared to $2,314,000 in 1997, representing an increase of $444,000, or 19.2%. The increase is due primarily to the Partnership's share of an improvement in operations of the mini-warehouses in which the Partnership has an interest (the "Mini-Warehouse Properties").

         PROPERTY OPERATIONS: Rental income for the Partnership's wholly-owned mini-warehouse properties was $895,000 in 1998 compared to $859,000 during 1997, representing an increase of $36,000, or 4.2%. Cost of operations (including management fees) increased $24,000, or 8.2%, to $316,000 in 1998 from $292,000 during 1997. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $12,000, or 2.1%, from $567,000 in 1997 to $579,000 in 1998.

         EQUITY IN EARNINGS OF REAL ESTATE ENTITIES: Equity in earnings of real estate entities was $2,300,000 in 1998 as compared to $1,959,000 during 1997, representing an increase of $341,000, or 17.4%. This increase was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

         DEPRECIATION AND AMORTIZATION: Depreciation and amortization increased $3,000, or 2.5%, from $119,000 in 1997 to $122,000 during 1998. This increase was primarily attributable to the depreciation of capital expenditures made during 1998.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996:

         The Partnership's net income was $2,314,000 in 1997 compared to $1,971,000 in 1996, representing an increase of $343,000, or 17.4%. The increase is due primarily to the Partnership's share of an improvement in operations of the Mini-Warehouse Properties.

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

SUPPLEMENTAL PROPERTY DATA
--------------------------

         During 1998 and 1997, a majority of the Partnership's net income was from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997: Rental income for the Mini-Warehouse Properties was $11,038,000 during 1998 compared to $10,269,000 in 1997, representing an increase of $769,000, or 7.5%. The increase in rental income was primarily attributable to increased rental rates and occupancy levels at the mini-warehouse facilities. The monthly average realized rent per square foot for the mini-warehouse facilities was $.68 in 1998 compared to $.64 for 1997. The weighted average occupancy levels at the mini-warehouse facilities increased from 90% during 1997 to 91% in 1998. Cost of operations (including management fees) increased $300,000, or 8.1%, to
$3,996,000 in 1998 from $3,696,000 in 1997. This increase was primarily attributable to increases in advertising, payroll, management fee, and property tax expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $469,000, or 7.1%, from $6,573,000 in 1997 to $7,042,000 in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and a long-term basis, primarily by internally generated cash from property operations combined with cash on-hand at December 31, 1998 totaling $3,126,000.

         Cash flows from operating activities and distributions from Real Estate Entities ($4,514,000 for the year ended December 31, 1998) have been sufficient to meet all current obligations of the Partnership. Total capital improvements for the Partnership's wholly-owned properties were $124,000, $12,000, and $22,000 in 1998, 1997, and 1996, respectively. During 1999, the Partnership anticipates incurring approximately $36,000 of capital improvements to the Partnership's wholly-owned properties. During 1995, the Partnership's property manager commenced a program to enhance the visual appearance of the mini-warehouse facilities. Such enhancements include new signs, exterior color schemes, and improvements to the rental offices.

         The Partnership expects to continue making quarterly distributions. Total distributions paid to the General Partners and the limited partners (including per Unit amounts) for 1998 and prior years were as follows:

                                      Total       Per Unit
                                   ----------     --------
                   1998            $2,443,000      $20.01
                   1997             2,687,000       22.00
                   1996             3,666,000       30.01
                   1995             5,403,000       44.23
                   1994             4,687,000       39.35
                   1993             2,907,000       23.80
                   1992             2,701,000       22.10
                   1991             3,339,000       27.34
                   1990             2,407,000       19.71
                   1989             3,053,000       25.00
                   1988             3,054,000       25.00
                   1987             2,899,000       24.90
                   1986               547,000       12.89

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


IMPACT OF YEAR 2000
-------------------

         The Partnership utilizes PSI's information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Many of PSI's critical applications, relative to the direct management of properties, have recently been replaced and PSI believes they are already Year 2000 compliant. PSI has an implementation in process on the remaining critical applications, including its general ledger and related systems, that are believed to have Y2K issues. PSI expects the implementation to be complete by June 1999. Contingency plans have been developed for use in case PSI's implementations are not completed on a timely basis. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 Compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, are currently being evaluated, and PSI expects the evaluation to be complete by June 1999. PSI expects the implementation of any required solutions to be complete in advance of December 31, 1999. PSI has not fully evaluated the impact of lack of Year 2000 compliance on these systems, but has no reason to believe that lack of compliance would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that the Partnersip has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of the PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership and the Joint Venture is estimated at approximately $90,000. These costs are capitalized. PSI's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI and the Partnership expect to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that the Partnership or PSI has identified all potential Y2K Issues either within the Partnership, at PSI, or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK.

         None.

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

         The Partnership's General Partners are PSI and B. Wayne Hughes. PSI, acting through its directors and executive officers, and Mr. Hughes manage and make investment decisions for the Partnership. The Mini-Warehouse Properties are managed by PSI pursuant to a Management Agreement. Through 1996, the business parks of the Joint Venture were managed by a predecessor of PSBPLP, pursuant to a Management Agreement. In January 1997, the Joint Venture transferred their business parks to PSBPLP in exchange for a partnership interest in PSBPLP.

         The names of all directors and executive officers of PSI, the offices held by each of them with PSI, and their ages and business experience during the past five years are as follows:

       Name                        Positions with PSI
-----------------------      -------------------------------------------------
B. Wayne Hughes              Chairman of the Board and Chief Executive Officer
Harvey Lenkin                President and Director
B. Wayne Hughes, Jr.         Vice President and Director
John Reyes                   Senior Vice President and Chief Financial Officer
Carl B. Phelps               Senior Vice President
Obren B. Gerich              Senior Vice President
Marvin M. Lotz               Senior Vice President
David Goldberg               Senior Vice President and General Counsel
A. Timothy Scott             Senior Vice President and Tax Counsel
David P. Singelyn            Vice President and Treasurer
Sarah Hass                   Vice President and Secretary
Robert J. Abernethy          Director
Dann V. Angeloff             Director
William C. Baker             Director
Thomas J. Barrack Jr.        Director
Uri P. Harkham               Director
Daniel C. Staton             Director

         B. Wayne Hughes, age 65, a general partner of the Partnership, has been a director of PSI since its organization in 1980 and was President and Co-Chief Executive Officer from 1980 until November 1991 when he became Chairman of the Board and sole Chief Executive Officer. Mr. Hughes has been active in the real estate investment field for over 25 years. He is the father of B. Wayne Hughes, Jr.

         Harvey Lenkin, age 62, has been employed by PSI for 21 years and became President and a director of PSI in November 1991. Mr. Lenkin has been a director of PS Business Parks, Inc. ("PSBP"), an affiliated REIT, since March 16, 1998 and was President of PSBP (formerly Public Storage Properties XI, Inc.) from 1990 until March 16, 1998. He is a member of the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT).

         B. Wayne Hughes, Jr., age 39 became director of PSI in January 1998. He has been a Vice President - Acquisitions of PSI since 1992. He is the son of B. Wayne Hughes.

         John Reyes, age 38, a certified public accountant, joined PSI in 1990 and was Controller of PSI from 1992 until December 1996 when he became Chief Financial Officer. He became a Vice President of PSI in November 1995 and a Senior Vice President of PSI in December 1996. From 1983 to 1990, Mr. Reyes was employed by Ernst & Young.

         Carl B. Phelps, age 60, became a Senior Vice President of PSI in January 1998 with overall responsibility for property acquisition and development. From June 1991 until joining PSI, he was a partner in the law firm of Andrews & Kurth, L.L.P., which performed legal services for PSI. From December 1982 through May 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         Obren B. Gerich, age 60, a certified public accountant, has been a Vice President of PSI since 1980 and became Senior Vice President of PSI in November 1995. He was Chief Financial Officer of PSI until November 1991.

         Marvin M. Lotz, age 56, has had overall responsibility for Public Storage's mini-warehouse operations since 1988. He became a Senior Vice
President of PSI in November 1995. Mr. Lotz was an officer of PSI with responsibility for property acquisitions from 1983 until 1988.

         David Goldberg, age 49, joined PSI's legal staff in June 1991. He became Senior Vice President and General Counsel of PSI in November 1995. From December 1982 until May 1991, he was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         A. Timothy Scott, age 47, became a Senior Vice President and Tax Counsel of PSI and Vice President and Tax Counsel of the Public Storage REITs in November 1996. From June 1991 until joining PSI, Mr. Scott practiced tax law as a shareholder of the law firm of Heller, Ehrman, White & McAuliffe, counsel to PSI. Prior to June 1991, his professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI.

         David P. Singleyn, age 37, a certified public accountant, has been employed by PSI since 1989 and became Vice President and Treasurer of PSI in November 1995. From 1987 to 1989, Mr. Singelyn was Controller of Winchell's Donut Houses, L.P.

         Sarah Hass, age 43, became Secretary of PSI in February 1992. She became a Vice President of PSI in November 1995. She joined PSI's legal department in June 1991, rendering services on behalf of PSI. From 1987 until May 1991, her professional corporation was a partner in the law firm of Sachs & Phelps, then counsel to PSI, and from April 1986 until June 1987, she was associated with that firm, practicing in the area of securities law. From September 1979 until September 1985, Ms. Hass was associated with the law firm of Rifkind & Sterling, Incorporated.

         Robert J. Abernethy, age 59, has been President of American Standard Development Company and of Self-Storage Management Company, which develop and operate mini-warehouses, since 1976 and 1977, respectively. Mr. Abernethy has been a director of PSI since its organization in 1980. He is a member of the board of trustees of Johns Hopkins University and a director of Marathon National Bank. Mr. Abernethy is a former member of the board of directors of the Los Angeles County Metropolitan Transportation Authority and the Metropolitan Water District of Southern California and a former Planning Commissioner and Telecommunications Commissioner and former Vice-Chairman of the Economic Development Commission of the City of Los Angeles.

         Dann V. Angeloff, age 63, has been President of the Angeloff Company, a corporate financial advisory firm, since 1976. The Angeloff Company has rendered, and is expected to continue to render, financial advisory and securities brokerage services for PSI. Mr. Angeloff is the general partner of a limited partnership that owns a mini-warehouse operated by PSI and which secures a note owned by PSI. Mr. Angeloff has been a director of PSI since its organization in 1980. He is a director of Balboa Capital Corporation, Compensation Resource Group, Nicholas/Applegate Growth Equity Fund, Nicholas/Applegate Mutual Funds, ReadyPac Produce, Inc., Royce Medical Company, SupraLife International and WorldxChange Communications, Inc. He was a director of SPI from 1989 until June 1996.

         William C. Baker, age 65, became a director of PSI in November 1991. Since January 1999, Mr. Baker has been President and Chief Executive Officer of Los Angeles Turf Club, Incorporated, which operates the Santa Anita Racetrack and is wholly-owned subsidiary of Magna International Inc. Since August 1998, he has been President of Meditrust Operating Company, a paired share real estate investment trust. From November 1997 until December 1998, he was Chairman of the Board and Chief Executive Officer of The Santa Anita Companies, Inc., a wholly-owned subsidiary of Meditrust Operating Company which then operated the Santa Anita Racetrack. From August 1996 until November 1997, he was Chairman of the Board and Chief Executive Officer of Santa Anita Operating Company and Chairman of the Board of Santa Anita Realty Enterprises, Inc., the companies which were merged with Meditrust in November 1997. From April 1993 through May 1995, Mr. Baker was President of Red Robin International, Inc., an operator and franchiser of casual dining restaurants in the United States and Canada. From January 1992 through December 1995 he was Chairman and Chief Executive Officer of Carolina Restaurant Enterprises, Inc., a franchisee of Red Robin International, Inc. Since 1991, he has been Chairman of the Board of Coast Newport Properties, a real estate brokerage company. From 1976 to 1988, he was a principal shareholder and Chairman and Chief Executive Officer of Del Taco, Inc., an operator and franchiser of fast food restaurants in California. Mr. Baker is a director of Callaway Golf Company and Meditrust Operating Company .

         Thomas J. Barrack, Jr., age 51, became a director of PSI in February 1998. Mr. Barrack has been the Chairman and Chief Executive Officer of Colony Capital, Inc. since September, 1991. Colony Capital, Inc. is one of the largest real estate investors in America, having acquired properties in the U.S., Europe and Asia. Prior to founding Colony Capital, Inc., from 1987 to 1991, Mr. Barrack was a principal with the Robert M. Bass Group, Inc., the principal investment vehicle for Robert M. Bass of Fort Worth, Texas. From 1985 to 1987, Mr. Barrack was President of Oxford Ventures, Inc., a Canadian-based real estate development company. From 1984 to 1985 he was a Senior Vice President at E. F. Hutton Corporate Finance in New York. Mr. Barrack was appointed by President Ronald Reagan as Deputy Under Secretary at the U.S. Department of the Interior from 1982 to 1983. Mr. Barrack currently is a director of Continental Airlines, Inc., Harvey's Acquisition Corp. and Kennedy-Wilson, Inc.

         Uri P. Harkham, age 50, became a director of PSI in March 1993. Mr. Harkham has been the President and Chief Executive Officer of the Jonathan Martin Fashion Group, which specializes in designing, manufacturing and marketing women's clothing, since its organization in 1976. Since 1978, Mr. Harkham has been the Chairman of the Board of Harkham Properties, a real estate firm specializing in buying and managing fashion warehouses in Los Angeles.

         Daniel C. Staton, age 46, became a director of PSI on March 12, 1999 in connection with the merger of Storage Trust Realty, a real estate investment trust, with PSI. Mr. Staton was Chairman of the Board of Trustees of Storage Trust Realty from February 1998 until March 12, 1999 and a Trustee of Storage Trust Realty from November 1994 until March 12, 1999. He is President of Walnut Capital Partners, an investment and venture capital company. Mr. Staton was the Chief Operating Officer and Executive Vice President of Duke Realty Investments, Inc. from 1993 to 1997. He has been a director of Duke Realty Investments, Inc. since 1993. From 1981 to 1993, Mr. Staton was a principal owner of Duke Associates, the predecessor of Duke Realty Investments, Inc. Prior to joining Duke Associates in 1981, he was a partner and general manager of his own moving company, Gateway Van & Storage, Inc. in St. Louis, Missouri. From 1986 to 1988, Mr. Staton served as president of the Greater Cincinnati Chapter of the National Association of Industrial and Office Parks.

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

Section 16 (a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

         Based on a review of the reports filed under Section 16 (a) of the Securities Exchange Act of 1934 with respect to the Units that were submitted to the Partnership, the Partnership believes that with respect to the fiscal year ended December 31, 1998, B. Wayne Hughes, Jr. and Thomas J. Barrack, Jr., each of whom is a director of PSI, a General Partner of the Partnership, each filed his Initial Statement of Beneficial Ownership of Securities on Form 3 after its due date.


ITEM 11. EXECUTIVE COMPENSATION.

         The Partnership has no subsidiaries, directors or officers. See Item 13 for a description of certain transactions between the Partnership and the General Partners and their affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) At January 1, 1999, PSI beneficially owned more than 5% of the Units of the Partnership:

    Title                                             Amount of          Percent
     of                Name and Address of            Beneficial           of
    Class               Beneficial Owner              Ownership           Class
----------------    ----------------------------    ----------------     -------

Units of Limited    Public Storage, Inc.
Partnership         701 Western Avenue
Interest            Glendale, CA 91201-2394  (1)    64,945 Units (1)      59.68%


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

                  The Partnership has acquired interests in 20 properties (which exclude the properties transferred to PSBPLP in January 1997); 18 of such properties are held in a general partnership comprised of the

         Partnership and PSI. Under the terms of the partnership agreement, PSI has the right to compel a sale of each property at any time after seven years from the date of acquisition at not less than its independently determined fair market value provided the Partnership receives its share of the net sales proceeds solely in cash. As of December 31, 1998, PSI has the right to require the Partnership to sell a majority of the Joint Venture's properties.

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

         During 1998, approximately $244,000 was paid to PSI with respect to items 1, 2, and 3 above. The Partnership owns interests in 20 properties (which exclude the properties transferred to PSBPLP in January 1997); 18 of such properties are held in a general partnership comprised of the Partnership and PSI.

         The Partnership and the Joint Venture have a Management Agreement with PSI pursuant to which the Partnership and the Joint Venture pay PSI a fee of 6% of the gross revenues of the mini-warehouse spaces operated for the Partnership. During 1998, the Partnership and Joint Venture paid fees of $663,000 to PSI pursuant to the Management Agreement.

         Through 1996, the Joint Venture's business parks were managed by a predecessor of PSBPLP pursuant to a Management Agreement which provides for the payment of a fee by the Joint Venture of 5% of the gross revenues of the commercial space operated for the Joint Venture. In January 1997, the Joint Venture, PSI and other related partnerships transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc., a REIT traded on the American Stock Exchange.

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

                              PS PARTNERS VII, LTD.,
                              a California Limited Partnership
Dated:  March 26, 1999        By:   Public Storage, Inc., General Partner

                                    By:   /s/ B. Wayne Hughes
                                          --------------------------------------
                                          B. Wayne Hughes, Chairman of the Board

                              By:   /s/  B. Wayne Hughes
                                    --------------------------------------
                                    B. Wayne Hughes, General Partner


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership in the capacities and on the dates indicated.

         Signature                            Capacity                                    Date
----------------------------    -------------------------------------------------    --------------
/s/ B. Wayne Hughes             Chairman of the Board and Chief                      March 26, 1999
----------------------------    Executive Officer of Public Storage, Inc. and
B. Wayne Hughes                 General Partner (principal executive officer)


/s/ Harvey Lenkin               President and Director                               March 26, 1999
----------------------------    of Public Storage, Inc.
Harvey Lenkin

/s/ B. Wayne Hughes, Jr.        Vice President and Director                          March 26, 1999
----------------------------    of Public Storage, Inc.
B. Wayne Hughes, Jr.

/s/ John Reyes                  Senior Vice President and Chief Financial Officer    March 26, 1999
----------------------------    of Public Storage, Inc. (principal financial
John Reyes                      officer and principal accounting officer)


/s/ Robert J. Abernethy         Director of Public Storage, Inc.                     March 26, 1999
----------------------------
Robert J. Abernethy

/s/ Dann V. Angeloff            Director of Public Storage, Inc.                     March 26, 1999
----------------------------
Dann V. Angeloff

/s/ William C. Baker            Director of Public Storage, Inc.                     March 26, 1999
----------------------------
William C. Baker

                                Director of Public Storage, Inc.
----------------------------
Thomas J. Barrack, Jr.

/s/ Uri P. Harkham              Director of Public Storage, Inc.                     March 26, 1999
----------------------------
Uri P. Harkham

                                Director of Public Storage, Inc.
----------------------------
Daniel C. Staton

                                       22

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES

                                  (Item 14 (a))

                                                                        Page
                                                                     References
                                                                     ----------
PS PARTNERS VII, LTD.

     Report of Independent Auditors                                      F-1

     Financial Statements and Schedules:

       Balance Sheets as of December 31, 1998 and 1997                   F-2

       For the years ended December 31, 1998, 1997 and 1996:             F-3

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

     SEI/PSP VII JOINT VENTURES

         Report of Independent Auditors                                 F-13

         Financial Statements:

         Balance Sheets as of December 31, 1998 and 1997                F-14

           For the years ended December 31, 1998, 1997 and 1996:

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

                         Report of Independent Auditors





The Partners
PS Partners VII, Ltd., a California Limited Partnership


We have audited the balance sheets of PS Partners VII, Ltd., a California Limited Partnership, as of December 31, 1998 and 1997 and the related statements of income, partners' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PS Partners VII, Ltd., a California Limited Partnership, at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                              ERNST & YOUNG  LLP

February 10, 1999
Los Angeles, California

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                                 BALALNCE SHEETS
                           December 31, 1998 and 1997

                                                                                          1998              1997
                                                                                   -------------------------------------

                                     ASSETS

Cash and cash equivalents                                                            $     3,126,000    $     1,179,000

Rent and other receivables                                                                     3,000              2,000

Real estate facilities, at cost:
     Land                                                                                  1,122,000          1,122,000
     Buildings and equipment                                                               2,840,000          2,716,000
                                                                                   -------------------------------------
                                                                                           3,962,000          3,838,000

     Less accumulated depreciation                                                        (1,285,000)        (1,163,000)
                                                                                   -------------------------------------
                                                                                           2,677,000          2,675,000

Investment in real estate entities                                                        21,436,000         23,115,000

Other assets                                                                                  18,000             18,000
                                                                                   -------------------------------------

                                                                                     $    27,260,000    $    26,989,000
                                                                                   =====================================


                        LIABILITIES AND PARTNERS' EQUITY

Accounts payable                                                                     $        85,000    $       128,000

Advance payments from renters                                                                 46,000             47,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized,  108,831 issued and outstanding                                26,786,000         26,475,000
     General partners' equity                                                                343,000            339,000
                                                                                   -------------------------------------

              Total partners' equity                                                      27,129,000         26,814,000
                                                                                   -------------------------------------

                                                                                     $    27,260,000    $    26,989,000
                                                                                   =====================================

                            See accompanying notes.
                                      F-2

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996


                                                                       1998               1997              1996
                                                                --------------------------------------------------------

REVENUE:

Rental income                                                     $       895,000    $       859,000    $       799,000
Equity in earnings of real estate entities                              2,300,000          1,959,000          1,649,000
Interest income                                                           119,000             29,000             12,000
                                                                --------------------------------------------------------
                                                                        3,314,000          2,847,000          2,460,000
                                                                --------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        262,000            240,000            212,000
Management fees                                                            54,000             52,000             48,000
Depreciation and amortization                                             122,000            119,000            115,000
Administrative                                                            118,000            122,000            114,000
                                                                --------------------------------------------------------
                                                                          556,000            533,000            489,000
                                                                --------------------------------------------------------

NET INCOME                                                        $     2,758,000    $     2,314,000    $     1,971,000
                                                                ========================================================

Limited partners' share of net income
     ($22.87, $18.61, and $14.59 per unit in
     1998, 1997, and 1996, respectively)                          $     2,489,000    $     2,025,000    $     1,588,000
General partners' share of net income                                     269,000            289,000            383,000
                                                                --------------------------------------------------------
                                                                  $     2,758,000    $     2,314,000    $     1,971,000
                                                                ========================================================

                            See accompanying notes.
                                      F-3

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                         STATEMENTS OF PARTNERS' EQUITY
             For the years ended December 31, 1998, 1997, and 1996



                                                                     Limited            General
                                                                     Partners           Partners            Total
                                                                --------------------------------------------------------

Balances at December 31, 1995                                     $    28,522,000    $       360,000    $    28,882,000

Net income                                                              1,588,000            383,000          1,971,000

Distributions                                                          (3,266,000)          (400,000)        (3,666,000)
                                                                --------------------------------------------------------

Balances at December 31, 1996                                          26,844,000            343,000         27,187,000

Net income                                                              2,025,000            289,000          2,314,000

Distributions                                                          (2,394,000)          (293,000)        (2,687,000)
                                                                --------------------------------------------------------

Balances at December 31, 1997                                          26,475,000            339,000         26,814,000

Net income                                                              2,489,000            269,000          2,758,000

Distributions                                                          (2,178,000)          (265,000)        (2,443,000)
                                                                --------------------------------------------------------

Balances at December 31, 1998                                     $    26,786,000    $       343,000    $    27,129,000
                                                                ========================================================

                            See accompanying notes.
                                      F-4

                              PS PARTNERS VII, LTD.
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996


                                                                            1998             1997             1996
                                                                      ---------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                         $   2,758,000    $   2,314,000    $   1,971,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                        122,000          119,000          115,000
         (Increase) decrease in rent and other receivables                     (1,000)           8,000           (6,000)
         Increase in other assets                                                   -           (2,000)          (5,000)
         (Decrease) increase in accounts payable                              (43,000)         (23,000)          69,000
         Decrease in advance payments from renters                             (1,000)          (1,000)         (16,000)
         Equity in earnings of real estate entities                        (2,300,000)      (1,959,000)      (1,649,000)
                                                                      ---------------------------------------------------

             Total adjustments                                             (2,223,000)      (1,858,000)      (1,492,000)
                                                                      ---------------------------------------------------

             Net cash provided by operating activities                        535,000          456,000          479,000
                                                                      ---------------------------------------------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:

         Distributions from real estate entities                            3,979,000        3,411,000        2,878,000
         Additions to real estate facilities                                 (124,000)         (12,000)         (22,000)
                                                                      ---------------------------------------------------

             Net cash provided by investing activities                      3,855,000        3,399,000        2,856,000
                                                                      ---------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                         (2,443,000)      (2,687,000)      (3,666,000)
                                                                      ---------------------------------------------------

             Net cash used in financing activities                         (2,443,000)      (2,687,000)      (3,666,000)
                                                                      ---------------------------------------------------

Net increase (decrease) in cash and cash equivalents                        1,947,000        1,168,000         (331,000)

Cash and cash equivalents at the beginning of the period                    1,179,000           11,000          342,000
                                                                      ---------------------------------------------------

Cash and cash equivalents at the end of the period                      $   3,126,000    $   1,179,000    $      11,000
                                                                      ===================================================

                            See accompanying notes.
                                      F-5

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

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

                  As used hereinafter, the Joint Venture and PSBPLP are referred to as the "Real Estate Entities."

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

         Cash Distributions
         ------------------

                  The Partnership Agreement provides for quarterly distributions of cash flow from operations (as defined). Cash distributions per limited partner unit were $20.01, $22.00, and $30.01 for 1998, 1997, and 1996, respectively.

         Cash and Cash Equivalents
         -------------------------

                  For financial statement purposes, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

1.       SUMMARY OF  SIGNIFICANT  ACCOUNTING  POLICIES AND  PARTNERSHIP  MATTERS
         (CONTINUED)

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Partnership has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Partnership's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Although there can be no assurance, the Partnership is not aware of any environmental contamination of the Mini-Warehouse Properties which individually or in the aggregate would be material to the Partnership's overall business, financial condition, or results of operations.

         Segment Reporting
         -----------------

                  Effective January 1, 1998, the Partnership adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Partnership only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Partnership's disclosures.

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

3.       INVESTMENT IN REAL ESTATE ENTITIES

                 During 1998, 1997, and 1996, the Partnership recognized earnings from the Real Estate Entities of $2,300,000, $1,959,000 and $1,649,000, respectively, and received cash distributions totaling
         $3,979,000,  $3,411,000  and  $2,878,000,  respectively  from  the Real
         Estate Entities.

                 The accounting policies of the Real Estate Entities are similar to that of the Partnership. Summarized combined financial data with respect to the Real Estate Entities are as follows:

                                                         1998            1997
                                                     ------------    -----------
For the year ended December 31,
    Total revenues                                   $100,781,000    $41,253,000
    Minority interest in income                        11,208,000      8,566,000
    Net income                                         34,072,000      8,008,000

At December 31,
    Total assets, net of accumulated depreciation    $754,014,000   $369,365,000
    Total liabilities                                  67,819,000     12,996,000
    Total minority interest                           153,015,000    168,665,000
    Total equity                                      533,180,000    187,704,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entities for the year ended December 31, 1998 and at December 31, 1998, respectively, as compared to prior periods, is the result of additional properties acquired by PSBPLP during 1997 and 1998. PSI has a significant interest in PSBPLP.

                 Financial statements of the Joint Venture are filed with the Partnership's Form 10-K for 1998, in Item 14. PS Business Parks, Inc. is a registrant with the Securities and Exchange Commission, and its filings can be accessed through the Securities and Exchange Commission.


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

                  Unaudited taxable net income was $2,392,000, $4,762,000 and $1,833,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                              PS PARTNERS VII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
------------------------------------------------------------------------------------------------------------------


    5/87      OK City/Hefner                              -            459,000          941,000         262,000
    7/86      Portland/Moody                              -            663,000        1,637,000          -
                                                  ----------------------------------------------------------------

                                                         $-         $1,122,000       $2,578,000        $262,000
                                                  ================================================================


                                                                     Gross Carrying Amount
                                                                      At December 31, 1998
                                                  ---------------------------------------------------------------
    Date                                                             Buildings &                    Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------


    5/87      OK City/Hefner                             459,000       1,203,000       1,662,000        551,000
    7/86      Portland/Moody                             663,000       1,637,000       2,300,000        734,000
                                                  ---------------------------------------------------------------

                                                      $1,122,000      $2,840,000      $3,962,000     $1,285,000
                                                  ===============================================================

                                      F-11

                              PS PARTNERS VII, LTD.
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.


                       GROSS CARRYING COST RECONCILIATION

                                                  Years Ended December 31,
                                         ---------------------------------------
                                            1998          1997          1996
                                         ---------------------------------------

Balance at beginning of the period       $3,838,000    $3,826,000     $3,804,000

Additions during the period:
     Improvements, etc.                     124,000        12,000         22,000
                                         ---------------------------------------

Balance at the close of the period       $3,962,000    $3,838,000     $3,826,000
                                         =======================================


                    ACCUMULATED DEPRECIATION RECONCILIATION

                                                  Years Ended December 31,
                                         ---------------------------------------
                                             1998          1997          1996
                                         ---------------------------------------

Balance at beginning of the period       $ 1,163,000    $1,044,000    $  929,000

Additions during the period:
 Depreciation                                122,000       119,000       115,000
                                         ---------------------------------------

Balance at the close of the period       $ 1,285,000    $1,163,000    $1,044,000
                                         =======================================


(B) The aggregate cost of real estate for Federal income tax purposes is $4,285,000.

                         Report of Independent Auditors




The Partners
SEI/PSP VII Joint Ventures


We have audited the balance sheets of the SEI/PSP VII Joint Ventures as of December 31, 1998 and 1997 and the related statements of income, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14 (a). These financial statements and schedule are the responsibility of the Joint Ventures' management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the SEI/PSP VII Joint Ventures at December 31, 1998 and 1997, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.





                                                               ERNST & YOUNG LLP

February 10, 1999
Los Angeles, CA

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                                                                          1998               1997
                                                                                   --------------------------------------

                                     ASSETS


Cash and cash equivalents                                                                   $219,000            $167,000

Rent and other receivables                                                                    70,000              70,000

Real estate facilities, at cost:
     Land                                                                                 14,908,000          14,908,000
     Buildings and equipment                                                              42,431,000          41,715,000
                                                                                   --------------------------------------
                                                                                          57,339,000          56,623,000

         Less accumulated depreciation                                                   (20,256,000)        (18,087,000)
                                                                                   --------------------------------------
                                                                                          37,083,000          38,536,000

Investment in real estate entity                                                           7,134,000           7,046,000

Other assets                                                                                  94,000              92,000
                                                                                   --------------------------------------

                                                                                         $44,600,000         $45,911,000
                                                                                   ======================================


                        LIABILITIES AND PARTNERS' EQUITY


Accounts payable                                                                            $996,000            $859,000

Advance payments from renters                                                                329,000             306,000

Partners' equity:
     PS Partners VII, Ltd.                                                                21,436,000          23,115,000
     Public Storage, Inc.                                                                 21,839,000          21,631,000
                                                                                   --------------------------------------

Total partners' equity                                                                    43,275,000          44,746,000
                                                                                   --------------------------------------

                                                                                         $44,600,000         $45,911,000
                                                                                   ======================================

                            See accompanying notes.
                                      F-14

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                              STATEMENTS OF INCOME
              For the years ended December 31, 1998, 1997, and 1996


                                                                         1998              1997              1996
                                                                   -----------------------------------------------------

REVENUE:

Rental income                                                           $10,143,000        $9,410,000        $9,773,000
Equity in earnings of real estate entity                                    378,000           265,000                 -
                                                                   -----------------------------------------------------
                                                                         10,521,000         9,675,000         9,773,000
                                                                   -----------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                                        3,071,000         2,839,000         3,119,000
Management fees                                                             609,000           565,000           577,000
Depreciation and amortization                                             2,169,000         2,099,000         2,317,000
                                                                   -----------------------------------------------------
                                                                          5,849,000         5,503,000         6,013,000
                                                                   -----------------------------------------------------


NET INCOME                                                               $4,672,000        $4,172,000        $3,760,000
                                                                   =====================================================


Partners' share of net income:
          PS Partners VII, Ltd.'s share                                  $2,300,000        $1,959,000        $1,649,000
          Public Storage Inc.'s share                                     2,372,000         2,213,000         2,111,000
                                                                   -----------------------------------------------------
                                                                         $4,672,000        $4,172,000        $3,760,000
                                                                   =====================================================

                            See accompanying notes.
                                      F-15

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                             STATEMENTS OF PARTNERS'
          EQUITY For the years ended December 31, 1998, 1997, and 1996


                                                                   PS Partners        Public Storage
                                                                    VII, Ltd.              Inc.              Total
                                                              -----------------------------------------------------------

Balances at December 31, 1995                                        $25,796,000        $21,167,000        $46,963,000

Net income                                                             1,649,000          2,111,000          3,760,000

Distributions                                                         (2,878,000)        (1,738,000)        (4,616,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1996                                         24,567,000         21,540,000         46,107,000

Net income                                                             1,959,000          2,213,000          4,172,000

Distributions                                                         (3,411,000)        (2,122,000)        (5,533,000)

                                                              -----------------------------------------------------------
Balances at December 31, 1997                                         23,115,000         21,631,000         44,746,000

Net income                                                             2,300,000          2,372,000          4,672,000

Distributions                                                         (3,979,000)        (2,164,000)        (6,143,000)
                                                              -----------------------------------------------------------

Balances at December 31, 1998                                        $21,436,000        $21,839,000        $43,275,000
                                                              ===========================================================

                            See accompanying notes.
                                      F-16

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996


                                                                              1998            1997            1996
                                                                        -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                 $4,672,000      $4,172,000      $3,760,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                       2,169,000        2,099,000       2,317,000
         Increase in rent and other receivables                                      -           (7,000)        (19,000)
         (Increase) decrease in other assets                                    (2,000)          56,000         (34,000)
         Increase (decrease) in accounts payable                               137,000          (44,000)         15,000
         Increase (decrease) in advance payments from renters                   23,000           13,000         (30,000)
         Equity in earnings of real estate entity                             (378,000)        (265,000)              -
                                                                        -------------------------------------------------
              Total adjustments                                              1,949,000        1,852,000       2,249,000
                                                                        -------------------------------------------------

              Net cash provided by operating activities                      6,621,000        6,024,000       6,009,000
                                                                        -------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

         Distributions from real estate entity                                 290,000          111,000               -
         Additions to real estate facilities                                  (716,000)        (566,000)     (1,455,000)
                                                                        -------------------------------------------------

              Net cash used in investing activities                           (426,000)        (455,000)     (1,455,000)
                                                                        -------------------------------------------------

CASH FLOWS USED IN FINANCING ACTIVITIES:

         Distributions to partners                                          (6,143,000)      (5,533,000)     (4,616,000)
                                                                        -------------------------------------------------

              Net cash used in financing activities                         (6,143,000)      (5,533,000)     (4,616,000)
                                                                        -------------------------------------------------

Net increase (decrease) in cash and cash equivalents                            52,000           36,000         (62,000)

Cash and cash equivalents at the beginning of the period                       167,000          131,000         193,000
                                                                        -------------------------------------------------

Cash and cash equivalents at the end of the period                            $219,000         $167,000        $131,000
                                                                        =================================================

                            See accompanying notes.
                                      F-17

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                            STATEMENTS OF CASH FLOWS
              For the years ended December 31, 1998, 1997, and 1996
                                   (Continued)


                                                                                  1998           1997           1996
                                                                              -------------------------------------------


Supplemental schedule of noncash investing and financing activities:


     Investment in real estate entity                                               $-        $(6,892,000)        $-

     Transfer of real estate facilities for interest in real estate entity,
     net                                                                             -          6,892,000          -

                            See accompanying notes.
                                      F-18

                           SEI/PSP VII JOINT VENTURES
                        a California Limited Partnership
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

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

                  The Joint Venture owns 18 properties (referred to hereinafter as the "Mini-Warehouses"), which excludes two properties which were transferred to PS Business Parks, L.P. ("PSBPLP") in January 1997. PSP VII is the managing general partner of the Joint Venture, with its ownership interests in the properties of the Joint Venture ranging from 40.2% to 70%.

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

         Environmental Cost
         ------------------

                  Substantially all of the real estate facilities in which the Joint Venture has an interest were acquired prior to the time that it was customary to conduct extensive environmental investigations in connection with the property acquisitions. During the fourth quarter of 1995, an independent environmental consulting firm completed environmental assessments on the Joint Venture's properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. Although there can be no assurance, the Joint Venture is not aware of any environmental contamination of the Mini-Warehouses which individually or in the aggregate would be material to the Joint Venture's overall business, financial condition, or results of operations.

         Segment Reporting
         -----------------

                  Effective January 1, 1998, the Joint Venture adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Joint Venture only has one reportable segment as defined within SFAS No. 131, therefore the adoption of SFAS No. 131 had no effect on the Joint Venture's disclosures.

         Use of Estimates
         ----------------

                  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       REAL ESTATE FACILITIES

                  In 1993, the State of Texas exercised its right of eminent domain and took possession of a portion of the Houston, North Freeway mini-warehouse facility, including land and buildings. Since 1993, the Joint Venture and the State of Texas have been negotiating an appropriate amount of compensation to be paid to Joint Venture for the portion of the property which was condemned. In 1995, a final settlement was reached whereby the Joint Venture received total condemnation proceeds of $845,000 (initial proceeds were received in 1993, and the final settlement was received in 1995). Approximately $413,000 of the proceeds was utilized to construct additional rental space on the remaining property. In 1995, the Joint Venture reduced real estate facilities by approximately $332,000, representing the net book value of the property taken in the condemnation.

                  In 1995, the State of Oregon exercised its right of eminent domain, and took possession of a portion of the Tualatin Highway, Hillsboro mini-warehouse facility. Property claimed included utilities, signage, and drainage easements. The Joint Venture and the State of Oregon reached a settlement in 1997, whereby the Joint Venture received condemnation proceeds of approximately $100,000. Accordingly, in 1997, the Joint Venture reduced real estate facilities by the amount of the proceeds. Net of capitalized costs previously incurred of approximately $100,000 (during 1995 and 1996) to cure defects caused by the condemnation, there was no net change in the overall book value of the Tualatin real estate facilities, as a result of the partial condemnation.

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

                  In January 1997, the Joint Venture, PSI and other affiliated partnerships of PSI transferred a total of 35 business parks to PSBPLP, an operating partnership formed to own and operate business parks in which PSI has a significant interest. Included among the properties transferred were the Joint Venture's business parks in exchange for a partnership interest in PSBPLP. The general partner of PSBPLP is PS Business Parks, Inc. ("PSBP").

4.       INVESTMENT IN REAL ESTATE ENTITY

                  In 1998 and 1997, the Joint Venture recognized $378,000 and $265,000, respectively, in equity in earnings of real estate entity with respect to the investment in PSBPLP described in Note 2 above.

                  The accounting policies of PSBPLP are similar to that of the Joint Venture. Summarized combined financial data with respect to PSBPLP is as follows:

                                                         1998            1997
                                                     -----------     -----------
For the year ended December 31,
    Total revenues                                   $90,260,000     $31,578,000
    Minority interest in income                       11,208,000       8,566,000
    Net income                                        29,400,000       3,836,000

At December 31,
    Total assets, net of accumulated depreciation   $709,414,000    $323,454,000
    Total liabilities                                 66,494,000      11,831,000
    Total minority interest                          153,015,000     168,665,000
    Total equity                                     489,905,000     142,958,000

                  The increase in the size of the combined financial position and operating results, respectively, of the Real Estate Entity for the year ended December 31, 1998 and at December 31, 1998, respectively, as compared to prior periods, is the result of additional properties acquired by PSBPLP during 1997 and 1998. PSI has a significant interest in PSBPLP.

4.       INVESTMENT IN REAL ESTATE ENTITY (CONTINUED)

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

                  Unaudited taxable net income was $3,959,000, $4,279,000 and $3,675,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The difference between taxable income and book income is primarily related to timing differences in depreciation expense.

                           SEI/PSP VII JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                                                       Costs
                                                                           Initial Cost              subsequent
                                                                 --------------------------------- to acquisition
    Date                                                                            Buildings &      Buildings &
  Acquired                Description              Encumbrances        Land         Improvements    Improvements
------------------------------------------------------------------------------------------------------------------

9/86            Lakewood/W. 6th Ave.                     $-         $1,070,000       $3,155,000        $492,000
10/86        Pilgrim/Houston/Loop 610                     -          1,299,000        3,491,000       1,016,000
10/86        Pilgrim/Houston/S.W. Freeway                 -            904,000        2,319,000         574,000
10/86        Pilgrim/Houston/FM 1960                      -            719,000        1,987,000          28,000
10/86        Pilgrim/Houston/Old Katy Rd.                 -          1,365,000        3,431,000         948,000
10/86        Pilgrim/Houston/Long Point                   -            451,000        1,187,000         530,000
10/86        Austin/Red Rooster                           -          1,390,000        1,710,000         438,000
12/86         Lynnwood/196th SW                           -          1,063,000        1,602,000         347,000
12/86        Auburn/Auburn Way North                      -            606,000        1,144,000         389,000
12/86        Gresham/Burnside                             -            351,000        1,056,000         383,000
12/86        Denver/Sheridan Rd.                          -          1,033,000        2,792,000         622,000
12/86        Marietta/Cobb Pkwy.                          -            536,000        2,764,000         580,000
12/86        Hillsboro/Tualatin Hwy.                      -            461,000          574,000         284,000
11/86        Arleta/Osborne St.                           -            987,000          663,000         245,000
4/87         City of Industry/Amar Rd.                    -            748,000        2,052,000         391,000
3/87         Annandale/Ravensworth                        -            679,000        1,621,000         232,000
12/86        San Antonio/Sunst Rd.                        -          1,206,000        1,594,000         492,000
8/86         Hammond/Calumet                              -             97,000          751,000         490,000
                                                  ----------------------------------------------------------------

                                                         $-        $14,965,000      $33,893,000      $8,481,000
                                                  ================================================================


                                                                     Gross Carrying Amount
                                                                      At December 31, 1998
                                                  --------------------------------------------------------------
    Date                                                             Buildings &                    Accumulated
  Acquired                Description                   Land        Improvements        Total      Depreciation
-----------------------------------------------------------------------------------------------------------------

9/86            Lakewood/W. 6th Ave.                  $1,070,000      $3,647,000      $4,717,000      $1,866,000
10/86        Pilgrim/Houston/Loop 610                  1,299,000       4,507,000       5,806,000       2,229,000
10/86        Pilgrim/Houston/S.W. Freeway                904,000       2,893,000       3,797,000       1,417,000
10/86        Pilgrim/Houston/FM 1960                     662,000       2,072,000       2,734,000       1,006,000
10/86        Pilgrim/Houston/Old Katy Rd.              1,365,000       4,379,000       5,744,000       2,149,000
10/86        Pilgrim/Houston/Long Point                  451,000       1,717,000       2,168,000         889,000
10/86        Austin/Red Rooster                        1,390,000       2,148,000       3,538,000       1,036,000
12/86         Lynnwood/196th SW                        1,063,000       1,949,000       3,012,000         933,000
12/86        Auburn/Auburn Way North                     606,000       1,533,000       2,139,000         769,000
12/86        Gresham/Burnside                            351,000       1,439,000       1,790,000         678,000
12/86        Denver/Sheridan Rd.                       1,033,000       3,414,000       4,447,000       1,659,000
12/86        Marietta/Cobb Pkwy.                         536,000       3,344,000       3,880,000       1,628,000
12/86        Hillsboro/Tualatin Hwy.                     461,000         858,000       1,319,000         436,000
11/86        Arleta/Osborne St.                          987,000         908,000       1,895,000         441,000
4/87         City of Industry/Amar Rd.                   748,000       2,443,000       3,191,000         692,000
3/87         Annandale/Ravensworth                       679,000       1,853,000       2,532,000         890,000
12/86        San Antonio/Sunst Rd.                     1,206,000       2,086,000       3,292,000         977,000
8/86         Hammond/Calumet                              97,000       1,241,000       1,338,000         561,000
                                                  ---------------------------------------------------------------

                                                     $14,908,000     $42,431,000     $57,339,000     $20,256,000
                                                  ===============================================================

                           SEI/PSP VII JOINT VENTURES
                        A CALIFORNIA LIMITED PARTNERSHIP
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)



(A)  The  following  is  a  reconciliation  of  cost  and  related   accumulated
     depreciation.

                       GROSS CARRYING COST RECONCILIATION

                                                  Years Ended December 31,
                                        ----------------------------------------
                                             1998         1997           1996
                                        ----------------------------------------

Balance at beginning of the period      $56,623,000   $ 66,620,000   $65,165,000

Additions during the period:
     Improvements, etc.                     716,000        566,000     1,455,000

Deductions during the period:
     Disposition of real estate                   -    (10,563,000)            -
                                        ----------------------------------------

Balance at the close of the period      $57,339,000   $ 56,623,000   $66,620,000
                                        ========================================


                    ACCUMULATED DEPRECIATION RECONCILIATION

                                                    Years Ended December 31,
                                        ----------------------------------------
                                          1998          1997           1996
                                        ----------------------------------------

Balance at beginning of the period      $18,087,000   $19,659,000    $17,342,000

Additions during the period:
     Depreciation                         2,169,000     2,099,000      2,317,000

Deductions during the period:
     Disposition of real estate                   -    (3,671,000)             -
                                        ----------------------------------------

Balance at the close of the period      $20,256,000   $18,087,000    $19,659,000
                                        ========================================


(B) The aggregate cost of real estate for Federal income tax purposes is $56,462,000.