Form 10-Q
period 1999-03-31
PS PARTNERS VII LTD
filed 1999-05-14
CIK 781850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 1999
                     --------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX




PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at March 31, 1999
              and December 31, 1998                                          2

         Condensed statements of income for the three
              months ended March 31, 1999 and 1998                           3

         Condensed statements of cash flows for the three
              months ended March 31, 1999 and 1998                           4

         Notes to condensed financial statements                             5

         Management's discussion and analysis of financial condition
              and results of operations                                      6-8

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                           9

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                        March 31,        December 31,
                                                                          1999             1998
                                                                    ----------------- ----------------
                                                                      (Unaudited)
                                   ASSETS
                                   ------


Cash and cash equivalents                                                  $725,000        $3,126,000

Rent and other receivables                                                    3,000             3,000

Real estate facilities, at cost:
     Land                                                                 1,122,000         1,122,000
     Buildings and equipment                                              2,854,000         2,840,000
                                                                    ----------------- ----------------
                                                                          3,976,000         3,962,000

     Less accumulated depreciation                                       (1,322,000)       (1,285,000)
                                                                    ----------------- ----------------
                                                                          2,654,000         2,677,000

Investment in real estate entities                                       21,224,000        21,436,000

Other assets                                                                 29,000            18,000
                                                                    ----------------- ----------------

                                                                        $24,635,000       $27,260,000
                                                                    ================= ================


                      LIABILITIES AND PARTNERS' EQUITY
                      --------------------------------


Accounts payable                                                           $115,000           $85,000

Advance payments from renters                                                53,000            46,000

Partners' equity:
     Limited partners' equity,  $500 per unit, 150,000
         units authorized,  108,831 issued and outstanding               24,151,000        26,786,000
     General partners' equity                                               316,000           343,000
                                                                    ----------------- ----------------

Total partners' equity                                                   24,467,000        27,129,000
                                                                    ----------------- ----------------

                                                                        $24,635,000       $27,260,000
                                                                    ================= ================

                            See accompanying notes.
                                       2

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                                March 31,
                                                                    ----------------------------------
                                                                          1999             1998
                                                                    ----------------- ----------------

REVENUE:

Rental income                                                              $225,000          $214,000
Equity in earnings of real estate entities                                  530,000           488,000
Interest income                                                              34,000            18,000
                                                                    ----------------- ----------------
                                                                            789,000           720,000
                                                                    ----------------- ----------------

COSTS AND EXPENSES:

Cost of operations                                                           67,000            55,000
Management fees                                                              14,000            14,000
Depreciation and amortization                                                37,000            29,000
Administrative                                                               23,000            24,000
                                                                    ----------------- ----------------
                                                                            141,000           122,000
                                                                    ----------------- ----------------

NET INCOME                                                                 $648,000          $598,000
                                                                    ================= ================

Limited partners' share of net income
     ($2.89 per unit in 1999 and
     $4.89 per unit in 1998)                                               $314,000          $532,000
General partners' share of net income                                       334,000            66,000
                                                                    ----------------- ----------------
                                                                           $648,000          $598,000
                                                                    ================= ================

                            See accompanying notes.
                                       3

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                           Three Months Ended
                                                                               March 31,
                                                                    ---------------------------------
                                                                          1999             1998
                                                                    ----------------- ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                           $648,000          $598,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                      37,000            29,000
         Increase in rent and other receivables                                  -            (2,000)
         Increase in other assets                                          (11,000)                -
         Increase (decrease) in accounts payable                            30,000           (38,000)
         Increase in advance payments from renters                           7,000             5,000
         Equity in earnings of real estate entities                       (530,000)         (488,000)
                                                                    ----------------- ---------------

             Total adjustments                                            (467,000)         (494,000)
                                                                    ----------------- ---------------

             Net cash provided by operating activities                     181,000           104,000
                                                                    ----------------- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                           742,000           768,000
         Additions to real estate facilities                               (14,000)          (17,000)
                                                                    ----------------- ---------------

             Net cash provided by investing activities                     728,000           751,000
                                                                    ----------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                      (3,310,000)         (611,000)
                                                                    ----------------- ---------------

             Net cash used in financing activities                      (3,310,000)         (611,000)
                                                                    ----------------- ---------------

Net (decrease) increase in cash and cash equivalents                    (2,401,000)          244,000

Cash and cash equivalents at the beginning of the period                 3,126,000         1,179,000
                                                                    ----------------- ---------------

Cash and cash equivalents at the end of the period                        $725,000        $1,423,000
                                                                    ================= ===============

                            See accompanying notes.
                                       4

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)



1. The accompanying unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and
         Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management believes that the disclosures contained herein are adequate to make the information presented not misleading. These unaudited condensed financial statements should be read in conjunction with the financial statements and related notes appearing in the Partnership's Form 10-K for the year ended December 31, 1998.

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at March 31, 1999, the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months then ended.

3. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                   Three Months Ended March 31,
                                                 -------------------------------
                                                    1999               1998
                                                 --------------- ---------------
Total revenues...........................        $31,879,000        $17,274,000
Minority interest in income..............         $2,966,000         $2,814,000
Net income...............................         $9,985,000         $4,818,000

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD LOOKING STATEMENTS
--------------------------

         Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking" statements that involve risks and uncertainties and are based upon a number of assumptions. Actual results and trends may differ materially depending upon a number of factors. Information regarding these factors is contained in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

         The Partnership's net income for the three months ended March 31, 1999 was $648,000 compared to $598,000 for the three months ended March 31, 1998, representing an increase of $50,000, or 8%. This increase was primarily due to the Partnership's share of improved property operations at the real estate facilities in which the Partnership has an interest.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $225,000 compared to $214,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $11,000, or 5%. Cost of operations (including management fees) decreased $12,000, or 17%, to $81,000 from $69,000 for the three months ended March 31, 1999 and 1998, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income decreased by $1,000, or 1%, from $145,000 to $144,000 for the three months ended March 31, 1998 and 1999, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $530,000 in the three months ended March 31, 1999 as compared to $488,000 during the three months ended March 31, 1998, representing an increase of $42,000, or 9%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouse properties.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $8,000, or 28% from $29,000 to $37,000 for the three months ended March 31, 1998 and 1999, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1998 and 1999.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998:

         Rental income for the Mini-Warehouse Properties was $2,761,000 compared to $2,620,000 for the three months ended March 31, 1999 and 1998, respectively, representing an increase of $141,000, or 5%. The increase in rental income was primarily attributable to increases in rental rates at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.69 compared to $.65 for the three months ended March 31, 1999 and 1998, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 90% for the three months ended March 31, 1999 and 1998. Cost of operations (including management fees) increased $54,000, or 6%, to $1,030,000 from $976,000 for the three months ended March 31, 1999 and 1998, respectively. This increase was primarily attributable to increases in property tax, advertising, and payroll expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $87,000, or 5%, from $1,644,000 to $1,731,000 for the three months ended March 31, 1998 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($923,000 for the three months ended March 31, 1999) has been sufficient to meet all current obligations of the Partnership.

         During 1999, the Partnership anticipates approximately $36,000 of capital improvements for the Partnership's wholly-owned properties. Total capital improvements were $14,000 for the three months ended March 31, 1999.

         The Partnership paid distributions to the limited and general partners totaling $2,949,000 ($27.10 per unit) and $361,000, respectively, during the first three months of 1999. Included in these distributions were special distributions of a portion of the Partnership's operating reserve to the limited and general partners totaling $2,405,000 ($22.10 per unit) and $294,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

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


                             DATED: May 14, 1999



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