Form 10-Q
period 1999-06-30
PS PARTNERS VII LTD
filed 1999-08-13
CIK 781850

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1999
                     -------------

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

                                    Yes X No
                                       ---  ---

                                      INDEX




PART I.   FINANCIAL INFORMATION

         Condensed balance sheets at June 30, 1999
              and December 31, 1998                                         2

         Condensed statements of income for the three
              and six months ended June 30, 1999 and 1998                   3

         Condensed statements of cash flows for the
              six months ended June 30, 1999 and 1998                       4

         Notes to condensed financial statements                            5

         Management's discussion and analysis of financial condition
              and results of operations                                     6-11

PART II.  OTHER INFORMATION

         (Items 1 through 5 are not applicable)

         Item 6 - Exhibits and Reports on Form 8-K                          12

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                            CONDENSED BALANCE SHEETS


                                                                                June 30,         December 31,
                                                                                  1999               1998
                                                                              ---------------------------------
                                                                               (Unaudited)
                                     ASSETS
                                     ------


Cash and cash equivalents                                                        $1,536,000        $3,126,000

Rent and other receivables                                                            3,000             3,000

Real estate facilities, at cost:
     Land                                                                         1,122,000         1,122,000
     Buildings and equipment                                                      2,856,000         2,840,000
                                                                              ---------------------------------
                                                                                  3,978,000         3,962,000

     Less accumulated depreciation                                               (1,359,000)       (1,285,000)
                                                                              ---------------------------------
                                                                                  2,619,000         2,677,000

Investment in real estate entities                                               20,606,000        21,436,000

Other assets                                                                         33,000            18,000
                                                                              ---------------------------------

                                                                                $24,797,000       $27,260,000
                                                                              =================================


                        LIABILITIES AND PARTNERS' EQUITY
                        --------------------------------


Accounts payable                                                                   $170,000           $85,000

Advance payments from renters                                                        46,000            46,000

Partners' equity:
     Limited partners' equity, $500 per unit, 150,000
         units authorized, 108,831 issued and outstanding                        24,264,000        26,786,000
     General partners' equity                                                       317,000           343,000
                                                                              ---------------------------------

Total partners' equity                                                           24,581,000        27,129,000
                                                                              ---------------------------------

                                                                                $24,797,000       $27,260,000
                                                                              =================================

                            See accompanying notes.
                                       2

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                           ------------------------------------------------------------
                                                              1999            1998            1999            1998
                                                           ------------------------------------------------------------

REVENUE:

Rental income                                                $236,000        $222,000       $461,000         $436,000
Equity in earnings of real estate entities                    621,000         567,000      1,151,000        1,055,000
Interest income                                                15,000          25,000         49,000           43,000
                                                           ------------------------------------------------------------
                                                              872,000         814,000      1,661,000        1,534,000
                                                           ------------------------------------------------------------

COSTS AND EXPENSES:

Cost of operations                                             62,000          60,000        129,000          115,000
Management fees                                                13,000          12,000         27,000           26,000
Depreciation and amortization                                  37,000          30,000         74,000           59,000
Administrative                                                 35,000          30,000         58,000           54,000
                                                           ------------------------------------------------------------
                                                              147,000         132,000        288,000          254,000
                                                           ------------------------------------------------------------

NET INCOME                                                   $725,000        $682,000     $1,373,000       $1,280,000
                                                           ============================================================

Limited partners' share of net income
     ($8.92 per unit in 1999 and
     $10.53 per unit in 1998)                                                               $971,000       $1,146,000
General partners' share of net income                                                        402,000          134,000
                                                                                      ---------------------------------
                                                                                          $1,373,000       $1,280,000
                                                                                      =================================

                            See accompanying notes.
                                       3

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                Six Months Ended
                                                                                    June 30,
                                                                           --------------------------------
                                                                             1999              1998
                                                                           --------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                             $1,373,000         $1,280,000

     Adjustments to reconcile net income to net cash provided by operating activities

         Depreciation and amortization                                          74,000             59,000
         Increase in rent and other receivables                                      -             (1,000)
         Increase in other assets                                              (15,000)           (10,000)
         Increase (decrease) in accounts payable                                85,000            (17,000)
         Increase in advance payments from renters                                   -              4,000
         Equity in earnings of real estate entities                         (1,151,000)        (1,055,000)
                                                                           --------------------------------

             Total adjustments                                              (1,007,000)        (1,020,000)
                                                                           --------------------------------

             Net cash provided by operating activities                         366,000            260,000
                                                                           --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Distributions from real estate entities                             1,981,000          1,877,000
         Additions to real estate facilities                                   (16,000)           (20,000)
                                                                           --------------------------------

             Net cash provided by investing activities                       1,965,000          1,857,000
                                                                           --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Distributions to partners                                          (3,921,000)        (1,221,000)
                                                                           --------------------------------

             Net cash used in financing activities                          (3,921,000)        (1,221,000)
                                                                           --------------------------------

Net (decrease) increase in cash and cash equivalents                        (1,590,000)           896,000

Cash and cash equivalents at the beginning of the period                     3,126,000          1,179,000
                                                                           --------------------------------

Cash and cash equivalents at the end of the period                           $1,536,000         $2,075,000
                                                                           ================================

                            See accompanying notes.
                                       4

                             PS PARTNERS VII, LTD.,
                        a California Limited Partnership
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (UNAUDITED)


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Partnership's financial position at June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

5. Summarized combined financial data with respect to the Real Estate Entities is as follows:

                                                  Six Months Ended June 30,
                                             -----------------------------------
                                                1999                    1998
                                             -----------             -----------
  Total revenues...................          $65,867,000             $41,819,000
  Minority interest in income......           $6,400,000              $5,683,000
  Net income.......................          $20,848,000             $12,431,000

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

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998:

         The Partnership's net income for the three months ended June 30, 1999 was $725,000 compared to $682,000 for the three months ended June 30, 1998, representing an increase of $43,000, or 6%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities in which the Partnership has an interest.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $236,000 compared to $222,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $14,000, or 6%. Cost of operations (including management fees) increased $3,000, or 4%, to $75,000 from $72,000 for the three months ended June 30, 1999 and 1998, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $11,000, or 7%, from $150,000 to $161,000 for the three months ended June 30, 1998 and 1999, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $621,000 in the three months ended June 30, 1999 as compared to $567,000 during the three months ended June 30, 1998, representing an increase of $54,000, or 10%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $7,000, or 23%, from $30,000 to $37,000 for the three months ended June 30, 1998 and 1999, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1998 and 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998:

         The Partnership's net income for the six months ended June 30, 1999 was $1,373,000 compared to $1,280,000 for the six months ended June 30, 1998, representing an increase of $93,000, or 7%. The increase was primarily due to the Partnership's share of improved property operations at the real estate facilities in which the Partnership has an interest.

Property Operations
-------------------

         Rental income for the Partnership's wholly-owned mini-warehouse properties was $461,000 compared to $436,000 for the six months ended June 30, 1999 and 1998, respectively, representing an increase of $25,000, or 6%. Cost of operations (including management fees) increased $15,000, or 11%, to $156,000 from $141,000 for the six months ended June 30, 1999 and 1998, respectively. Accordingly, for the Partnership's mini-warehouse operations, property net operating income increased by $10,000, or 3%, from $295,000 to $305,000 for the six months ended June 30, 1998 and 1999, respectively.

Equity in Earnings of Real Estate Entities
------------------------------------------

         Equity in earnings of real estate entities was $1,151,000 in the six months ended June 30, 1999 as compared to $1,055,000 during the six months ended June 30, 1998, representing an increase of $96,000, or 9%. This was due primarily to the Partnership's share of improved operating results at the Joint Venture's mini-warehouses.

Depreciation and Amortization
-----------------------------

         Depreciation and amortization increased $15,000, or 25%, from $59,000 to $74,000 for the six months ended June 30, 1998 and 1999, respectively. This increase was primarily attributable to the depreciation of capital expenditures made during 1998 and 1999.

SUPPLEMENTAL PROPERTY DATA
--------------------------

         Most of the Partnership's net income is from the Partnership's share of the operating results of the Mini-Warehouse Properties. Therefore, in order to evaluate the Partnership's operating results, the General Partners analyze the operating performance of the Mini-Warehouse Properties.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998:

         Rental income for the Mini-Warehouse Properties was $2,864,000 compared to $2,763,000 for the three months ended June 30, 1999 and 1998, respectively, representing an increase of $101,000, or 4%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.70 compared to $.68 for the three months ended June 30, 1999 and 1998, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 92% for the three months ended June 30, 1998 and 1999. Cost of operations (including management fees) increased $5,000, or 1%, to $1,014,000 from $1,009,000 for the three months ended June 30, 1999 and 1998, respectively. This increase was primarily attributable to increases in advertising and promotion (due primarily to the PSI national telephone reservation center) and property tax expenses, partially offset by decreases in office and repairs and maintenance expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $96,000, or 6%, from $1,754,000 to $1,850,000 for the three months ended June 30, 1998 and 1999, respectively.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998:

         Rental income for the Mini-Warehouse Properties was $5,625,000 compared to $5,383,000 for the six months ended June 30, 1999 and 1998, respectively, representing an increase of $242,000, or 5%. The increase in rental income was primarily attributable to increased rental rates at the Mini-Warehouse Properties. The monthly average realized rent per square foot for the Mini-Warehouse Properties was $.70 compared to $.66 for the six months ended June 30, 1999 and 1998, respectively. The weighted average occupancy levels at the Mini-Warehouse Properties remained stable at 91% for the six months ended June 30, 1998 and 1999. Cost of operations (including management fees) increased $59,000, or 3%, to $2,044,000 from $1,985,000 for the six months ended June 30,
1999 and 1998, respectively. This increase was primarily attributable to increases in property tax and advertising and promotion (due primarily to the PSI national telephone reservation center) expenses. Accordingly, for the Mini-Warehouse Properties, property net operating income increased by $183,000, or 5%, from $3,398,000 to $3,581,000 for the six months ended June 30, 1998 and 1999, respectively.

Liquidity and Capital Resources
-------------------------------

         The Partnership has adequate sources of cash to finance its operations, both on a short-term and long-term basis, primarily from internally generated cash from property operations and cash reserves. Cash generated from operations and distributions from real estate entities ($2,347,000 for the six months ended June 30, 1999) has been sufficient to meet all current obligations of the Partnership.

         During 1999, the Partnership anticipates approximately $36,000 of capital improvements for the Partnership's wholly-owned properties. Total capital improvements were $16,000 for the six months ended June 30, 1999.

         The Partnership paid distributions to the limited and general partners totaling $3,493,000 ($32.10 per unit) and $428,000, respectively, during the first six months of 1999. Included in these distributions were special distributions of a portion of the Partnership's operating reserve to the limited and general partners totaling $2,405,000 ($22.10 per unit) and $294,000, respectively. Future distribution rates may be adjusted to levels which are supported by operating cash flow after capital improvements and any other necessary obligations.

Impact of Year 2000
-------------------

         The Partnership utilizes Public Storage, Inc.'s ("PSI") information systems in connection with a cost sharing and administrative services agreement. PSI has completed an assessment of all of its hardware and software applications to identify susceptibility to what is commonly referred to as the "Y2K Issue" whereby certain computer programs have been written using two digits rather than four to define the applicable year. Any of PSI's computer programs or hardware with the Y2K Issue that have date-sensitive applications or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000, resulting in miscalculations or system failure causing disruptions of operations.

         PSI has two phases in its process  with respect to each of its systems;
i) assessment, whereby PSI evaluates whether the system is Y2K compliant and identifies the plan of action with respect to remediating any Y2K issues identified and ii) implementation, whereby PSI completes the plan of action prepared in the assessment phase and verifies that Y2K compliance has been achieved.

         Implementations have been completed on PSI's critical applications that impact the Partnership, such as the general ledger, property operations, and related systems. Contingency plans have been developed for use in case PSI's assessment may have not been able to identify all Y2K issues, or if the implementations were subsequently determined to not fully remediate Y2K issues that were identified. While PSI presently believes that the impact of the Y2K Issue on its systems can be mitigated, if PSI's plan for ensuring Year 2000 compliance and the related contingency plans were to fail, be insufficient, or not be implemented on a timely basis, Partnership operations could be materially impacted.

         Certain of PSI's other non-computer related systems that may be impacted by the Y2K Issue, such as security systems, have been evaluated. PSI expects the implementation of the required solutions to be completed in advance of December 31, 1999. Based upon its evaluation, PSI has no reason to believe that lack of compliance or failure of required solutions would materially impact the Partnership's operations.

         The Partnership exchanges electronic data with certain outside vendors in the banking and payroll processing areas. The Partnership has been advised by these vendors that their systems are or will be Year 2000 compliant, but has requested a Year 2000 compliance certification from these entities. The Partnership is not aware of any other vendors, suppliers, or other external agents with a Y2K Issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant, and there can be no assurance that PSI has identified all such external agents. The inability of external agents to complete their Year 2000 compliance process in a timely fashion could materially impact the Partnership. The effect of non-compliance by external agents is not determinable.

         The cost of PSI's year 2000 compliance activities (which primarily consists of the costs of new systems) to be allocated to the Partnership is estimated at approximately $90,000. These costs are capitalized. PSI's year 2000 compliance efforts have not resulted in any significant deferrals in other information system projects.

         The costs of the projects and the date on which PSI expects to achieve Year 2000 Compliance are based upon management's best estimates, and were derived utilizing numerous assumptions of future events. There can be no assurance that these estimates will be achieved, and actual results could differ materially from those anticipated. There can be no assurance that PSI has identified all potential Y2K Issues either within the Partnership, at PSI or at external agents. In addition, the impact of the Y2K issue on governmental entities and utility providers and the resultant impact on the Partnership, as well as disruptions in the general economy, may be material but cannot be reasonably determined or quantified.

                           PART II. OTHER INFORMATION

Items 1 through 4 are not applicable.

Item 5   Other Events
         ------------

                  PS Partners VII, Ltd., a California Limited Partnership (the "Partnership") has entered into an Agreement and Plan of Reorganization by and among Public Storage, Inc. ("PSI"), PS Partners VII Merger Co., Inc. and the Partnership, dated as of August 5, 1999 (the "Agreement and Plan of Reorganization"). Under the Agreement and Plan of Reorganization, each of the Partnership units held by the public limited partners will be converted into the right to receive a value of $507 in PSI common stock or, at the limited partner's election, in cash. The Agreement and Plan of Reorganization is referenced as Exhibit 2 hereto and is incorporated herein by this reference.

Item 6   Exhibits  and  Reports  on Form 8-K
         -----------------------------------

         (a)      Exhibits:

                  (2) Agreement and Plan of Reorganization by and among Public Storage, Inc., PS Partners VII Merger Co., Inc. and PS Partners VII, Ltd., a California Limited Partnership, dated as of August 5, 1999. Filed with registrant's Current Report on Form 8-K, dated August 5, 1999 and incorporated herein by reference.

                  (27)     Financial Data Schedule.  Filed herewith.

         (b)      Form 8-K

                  No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1999.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             DATED: August 12, 1999

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